Form 10KSB
period 2006-07-31
CANTOP VENTURES, INC.
filed 2006-11-01
CIK 1328769

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2006.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    Commission file number: 000-1328769

                              CANTOP VENTURES, INC.
                 (Name of small business issuer in its charter)

          Nevada                                                 20-2414965
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         564 Wedge Lane
           Fernley, NV                                             89408
(Address of principal executive offices)                         (Zip Code)

                                 (604) 805-6340
                (Issuer's Telephone Number, Including Area Code)

       Securities to be registered pursuant to Section 12(b) of the Act:

                                                    Name Of Each Exchange
           Title of Each Class                       on Which Registered
           -------------------                       -------------------
       Common Stock, Par Value $0.001                       n/a

          Securities registered pursuant to Section 12(g) of the Act:

                                                    Name Of Each Exchange
           Title of Each Class                       on Which Registered
           -------------------                       -------------------
                none

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the voting stock held by non-affiliates of the company on July 31, 2006 was Nil (see . Part II, Item 5 - Market for the Common Equity and Related Stockholder Matters).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

8,500,000shares of common stock at July 31, 2006

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

ITEM 1:  DESCRIPTION OF BUSINESS                                            3

ITEM 2:  DESCRIPTION OF PROPERTY                                           12

ITEM 3:  LEGAL PROCEEDINGS                                                 12

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          12

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         13

ITEM 7:  FINANCIAL STATEMENTS                                              15

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES                                         23

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS      24

ITEM 10: EXECUTIVE COMPENSATION                                            25

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    26

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    27

ITEM 13:  EXHIBITS AND REPORTS                                             27

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES                           28

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

IN GENERAL

We have commenced operations as an exploration stage company. We are engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. Pursuant to a Mineral Property Purchase Agreement dated March 3, 2005, we acquired a 100% undivided right, title and interest interest in a total of six mineral claim cells, known collectively as the Copper Road I - VI claim, covering 150 hectacres and located Approx 2 Kilometers East of Deep Water Bay (N.T.S. 92K/03W) Quadra Island of British Columbia. On January 30, 2007, we renewed our original claim to Copper Road I-VI, which is effective until January 30, 2007. There is no assurance that a commercially viable mineral deposit exists on the property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Once we have completed and evaluated each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that phase. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results. We have completed the initial phase of exploration on the Copper Road I - VI claim. Our professional consulting geologist, Mr. Laurence Sookochoff, has provided his geological report for the results of Phase I exploration. Pursuant to the Phase I results, he has recommended that we initiate Phase II of our exploration program, which will consist of localized magnetometer and soil surveys over the prime indicated anomalous zones. The additional work program is estimated to cost U.S. $7,500 and further work will be dependent on the results of the recommended additional program.

Our plan of operation is to conduct exploration work on the Copper Road I - VI claim in order to ascertain whether it possesses economic quantities of copper and precious metals. There can be no assurance that an economic mineral deposit exists on the Copper Road I - VI claim until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Even if we complete our proposed exploration programs on the Copper Road I - VI claim and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

COPPER ROAD I - VI CLAIM PURCHASE AGREEMENT

On March 3, 2005, we entered into a mineral property agreement with Mr. Larry Sostad of North Vancouver, British Columbia, whereby he sold us a 100% undivided right, title and interest in a total of six mineral cell claims located Approx 2 Kilometers East of Deep Water Bay (N.T.S. 92K/03W) Quadra Island of British Columbia.

DESCRIPTION, LOCATION AND ACCESS

The Copper Road I - VI claim property is located on Quadro Island, which is between Vancouver Island and the British Columbia mainland, within three kilometres off the east coast of Vancouver Island. The coordinates of the property are 125(degree) 18' 05" W Longitude and 50(degree) 11' 05" N Latitude in the Nanaimo Mining Division, within Map Sheet NTS 082K03W. The property is accessible by ferry from the city of Campbell River to Quathiaski Cove on Quadra Island, then inland by road approximately 21 kilometres. Facilities and skilled population Campbell River are readily available and will provide all the necessary services needed for property exploration. According to the report provided by Mr. Sookochoff, sufficient water for all phases of the exploration program could be available from numerous water courses within the confines of the property.

TITLE TO THE COPPER ROAD I - VI CLAIM

The original Copper Road I - VI claim was created on March 3, 2005 and renewed under Tenure Number 526652 on January 30, 2006. The claim and is in good standing until January 30, 2007. The claims are owned as to 100% by the Company which entitles the Company to the sub-surface mineral rights. The company does not have any interest in the surface rights. To maintain the ownership of the claims, the company is obligated to either complete exploration work of one hundred dollars per cell per year (i.e. $600.00 per year) for the first three years commencing March 3, 2005, thence two hundred dollars per cell (i.e. $1,200) per year thereafter or the payment of the equivalent of cash in lieu prior to the Expiry Date. There is no other cost associated with the annual renewal of the Company's claim. If we fail to renew the claim at the expiry of the claim's tenure, we may lose rights to renew altogether, which would leave the Company void of its major assets.

A "mineral claim" refers to a specific section of land over which a title holder owns rights to exploration to ground. Such rights may be transferred or held in trust. Mr. Sostad is currently our Trustee and is holding the Copper Road I - VI property in his name for our benefit. It is a common procedure to have such claims held in trust given the expense that we would incur in registering as a recorded claim holder and as an extra-provincial company in British Columbia. We can request that the claims be registered in our name at any time.

MINERALIZATION

The following technical terms in this section have the following meaning:

Andesitic: composed of solidified volcanic rock containing silica, iron and magnesium and usually medium dark in color

Chalcocite: an ore of copper formed from chalcopyrite that has 80% copper content

Chalcopyrite: a dark yellow mineral containing copper, iron and sulphur

Diorite: Igneous rock similar to granite, but with less quartz. Rock contains light-colored white and pink feldspar and dark biotite and hornblende minerals.

Malachite: a mineral composed of copper and carbonate

The Copper Road I - VI claim contains mineralized quartz veins and copper mineralization hosted by a shear zone, the presence of which indicates a potential for high-grade zones of copper mineralization within them ineral controlling shear zone, which may be mined by underground methods.

EXPLORATION HISTORY

Previous exploration included diamond drilling and geophysical surveys from which estimates of mineral reserves were 115,000 tons copper and silver grading 2.8% Cu and 0.5oz Ag per ton by Anaconda by H. Wahl, P.Eng., (1983) and 60,000 tons of +2% copper subject to confirmation by drilling and underground exploration (Wahl, 1983). Metallurgical tests completed in 1998 indicated that a recovery of 91% of the copper could be achieved. It was stated that the good cupper recover by flotation suggests that an all-flotation procedure may be a viable process for recovery.

GEOLOGICAL ASSESSMENT REPORTS: COPPER ROAD I - VI CLAIM

We retained Mr. Laurence Sookochoff, a professional consulting geologist, to complete an initial evaluation of the Copper Road I - VI claim and to prepare a geology report on the six cells. He has also updated this report for the results of the Phase I exploration program.

Mr. Sookochoff has been practicing as a professional geologist since 1966. He graduated in 1966 from the University of British Columbia, and is licensed by the Association of Professional Engineers and Geoscientists of British Columbia.

INITIAL REPORT - JUNE 13, 2005

Based on his review of the Copper Road I - VI claim, Mr. Sookochoff concludes that the Copper Road I - VI claim is located in a favorable geological environment for the occurrence of copper mineralization. Mr. Sookochoff recommends that we commence Phase II exploration program which consists of localized general magnetometer and soil surveys over the prime indicated anomalous zones.

Following the results of Phase II, further exploration pursuant to Phase III of our exploration plan would entail geological mapping and trenching and sampling of anomalous zones. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Phase IV would consist of drill testing anomalous or mineralized zones if warranted by the results of the preceding phases. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.

UPDATE REPORT - JULY 17, 2006

Phase I of our exploration program consisted of trenching and sampling on the Copper Road property. The samples assayed significant values for copper. Based on the results of the Phase I exploration program, Mr. Sookochoff has suggested that we commence Phase II of our exploration program. The estimated cost of this work is U.S. $7,500. Further work will be dependent upon the results of the above recommended program.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

     -    Water discharge will have to meet water standards;

     -    Dust generation will have to be minimal or otherwise re-mediated;

     - Dumping of material on the surface will have to be re-contoured and re-vegetated;

     - An assessment of all material to be left on the surface will need to be environmentally benign;

     -    Ground water will have to be monitored for any potential contaminants;

     - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

     - There will have to be an impact report of the work on the local fauna and flora.

EMPLOYEES

We have no employees as of the date of this annual report other than our two directors.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

RISK FACTORS

In addition to the other information in this annual report, the following factors should be carefully considered in evaluating our business and prospects:

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Copper Road I - VI claim, currently estimated at U.S. $57,500.00 for remaining proposed phases of exploration as more fully discussed in our professional consulting geologist's June 13, 2005 report and his update report dated July 17, 2006. We do not have sufficient funds on hand for Phase II of our exploration program which was recommended by our professional consulting geologist on July 17, 2006 and our estimated administrative costs for 12 months from the date of this annual report. Therefore, we will need to obtain additional financing in order to complete our business plan. As of July 31, 2006, we had cash in the amount of $8,125.00. We have no income from operations.

We have completed the first phase of exploration on the Copper Road I - VI claim. Our professional consulting geologist has updated his geological report for the results of Phase I exploration. He has recommended an additional work program for samples taken the Copper Road I - VI property which indicated significant copper values. The additional work program is estimated to cost U.S. $7,500 and further work will be dependent on the results of the recommended additional program.

Our business plan calls for significant expenses in connection with the exploration of the Copper Road I - VI claim. We will require additional financing in order to complete remaining phases of exploration to determine whether the property contains economic mineralization. We will also require additional financing if the costs of the exploration of the Copper Road I - VI claim are greater than anticipated. Even after completing all proposed exploration, we will not know if we have a commercially viable mineral deposit. We will have to spend substantial funds on further drilling and engineering studies in order to establish a deposit.

Our proposed exploration plan, which when complete, should allow us to determine whether mineralization exists on the Copper Road I - VI claim. At the completion of each phase of our exploration plan we will evaluate the results and make a determination to proceed to the next phase of exploration and its associated estimated cost. The four phases encompass compilation and analysis of previous exploration data, investigation of anomalous areas, localized general and detailed magnetometer and soil surveys, and testing diamond drilling of targets delineated within the potential exploration sites.

Each subsequent phase of exploration will require additional funds beyond our current cash resources. We will need to obtain additional financing from the sale of our securities to fund these exploration expenditures and future administrative costs. Our administrative costs will be dependent upon the time frame undertaken to complete the remaining phases of our exploration plan. To the extent we need more than one year to complete the remaining exploration or our administrative costs are higher than estimated, we will require additional financing to cover administrative costs.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for copper and precious metals, investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be advances from related parties and joint venture or sale of a partial interest in the Copper Road I - VI claim to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

None of our officers or directors has any technical training or experience in the field of geology and specifically in the areas of exploring for, starting and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings and ultimate financial success may suffer irreparable harm due to management's lack of training and experience in this industry.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have commenced exploration on the Copper Road I - VI claim. We have completed Phase I exploration and received an updated geological report based on the results of Phase I from our professional consulting geologist. Since we have not conducted the remaining phases of exploration recommended in our June 30, 2005 or July 17, 2006 geological reports, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on February 22, 2005 and to date have been involved primarily in organizational activities, the acquisition of the mineral property option and Phase I field exploration which included showing relocation and geological examination, trenching and sampling and electromagnetic and magnetometer surveys. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. If we encounter these problems, we will likely continue to incur losses, which may have a negative impact on an investment in our common stock.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Copper Road I - VI claim and the production of metals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful and it is doubtful that we will generate any operating revenues or ever achieve profitable operations as few mineral exploration properties are ultimately developed into operating mines. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE WE WILL INCUR SIGNIFICANT COSTS COMPLYING WITH OUR OBLIGATIONS AS A REPORTING ISSUER, OUR ABILITY TO ATTAIN PROFITABLE OPERATIONS WILL BE ADVERSELY IMPACTED.

Because we are a reporting issuer in the United States, we will be required to file periodic reports with the Securities & Exchange Commission, including financial statements and disclosure regarding changes in our operations. We anticipate that we will incur approximately $10,000 per year in order to comply with these reporting requirements. As our operations become more complex, it is anticipated that these costs will increase. These compliance costs will be charged to operations and will negatively impact our ability to attain profitable operations.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable metals as a business is extremely risky. The likelihood of our mineral claims containing economic mineralization or reserves of copper and precious metals is extremely remote. Exploration is a speculative venture necessarily involving substantial risk. In all probability, the Copper Road I - VI claim does not contain any economic reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED. OUR INDEPENDENT AUDITOR HAS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The report of our independent accountant to our audited financial statements for the period ended July 31, 2006 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

Exploration involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

BECAUSE WE HAVE NOT SURVEYED THE COPPER ROAD I - VI CLAIMS, WE MAY DISCOVER MINERALIZATION ON THE PROPERTY THAT IS NOT WITHIN OUR CLAIMS BOUNDARIES AND THEREFORE, CANNOT BE EXTRACTED.

Until the COPPER ROAD I - VI claims are surveyed, the precise location of the boundaries of the claims may be in doubt. If we discover mineralization that is close to the estimated claims boundaries, it is possible that some or all of this mineralization may occur outside surveyed boundaries. In such a case, we would not have the right to extract these minerals.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF BASE OR PRECIOUS METALS ON THE COPPER ROAD I - VI CLAIM, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Copper Road I - VI claim does not contain any known bodies of mineralization. If our exploration programs are successful in establishing copper and other metals of commercial tonnage and grade, we will require additional funds in order to place the property into commercial production. We may not be able to obtain such financing.

IF WE DO NOT INCUR AN ADDITIONAL $600.00 BETWEEN JANUARY 30, 2007 AND JANUARY 30, 2008, IN EXPLORATION EXPENDITURES ON THE COPPER ROAD I - VI CLAIM, WE WILL NOT BE ABLE TO RETAIN THE PROPERTY AND OUR BUSINESS WILL FAIL.

To maintain the ownership of the claims, the company is obligated to either complete exploration work of one hundred dollars per cell per year (i.e. $600.00 per year) for the first three years commencing March 3, 2005, thence two hundred dollars per cell (i.e. $1,200) per year thereafter or the payment of the equivalent of cash in lieu prior to the Expiry Date. There is no other cost associated with the annual renewal of the Company's claim. If we fail to renew the claim at the expiry of the claim's tenure, we may lose rights to renew altogether, which would leave the Company void of its major assets.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict mineral property exploration and development. Under Canadian mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our current exploration plans, if we proceed to commence drilling operations on the Copper Road I - VI claim, we will incur modest regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for economic deposits. The demand for base and precious metals may also be significantly reduced. This could delay demand for our metals and limit our ability to generate sufficient revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR DIRECTORS OWN 47% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors own approximately 47% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR OFFICERS AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president/secretary/treasurer and director, Mr. Christopher Paterson, only spends approximately 20% of his business time providing his services to us. While Mr. Paterson presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Paterson from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

Our other director, Mr. Robert Roth, only spends approximately 1% of his business time providing services to us. While Mr. Roth presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Roth from his other obligations could increase with the result that she would no longer be able to devote sufficient time to the management of our business.

Our officers and directors are not involved with other companies that are involved in mineral property exploration. Accordingly, we do not believe the other business interests of our officers and directors present any conflict of interest with our business.

BECAUSE OUR MINERAL PROPERTY AND OUR DIRECTOR AND OFFICERS ARE LOCATED IN CANADA, THE ABILITY OF U.S. RESIDENTS TO ENFORCE LIABILITIES UNDER U.S. SECURITIES AND BANKRUPTCY LAWS WILL BE DIFFICULT.

Our sole mineral property asset is located in Canada. As well, one of our directors and all of our officers reside in Canada. Accordingly, service of process upon us, or upon individuals related to us, may be difficult or impossible to obtain within the United States. As well, any judgment obtained in the United States against us may not be collectible within the United States. Accordingly, the ability of U.S. residents to enforce liabilities under U.S. securities and bankruptcy laws will be difficult.

BECAUSE WE HAVE NOT DECLARED DIVIDENDS AND HAVE NO INTENTION OF DOING SO IN THE FUTURE, STOCKHOLDERS SHOULD NOT EXPECT TO RECEIVE ANY FUNDS FROM THEIR INVESTMENT UNLESS THEY SELL OUR STOCK.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Therefore, investors will not receive any payments from their investment in our stock unless they sell their shares.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

Our shares constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

ITEM 2: DESCRIPTION OF PROPERTY

Pursuant to a Mineral Property Purchase Agreement dated March 3, 2005, we acquired a 100% undivided right, title and interest interest in a total of six mineral claim cells, known collectively as the Copper Road I - VI claim, covering 150 hectacres and located Approx 2 Kilometers East of Deep Water Bay (N.T.S. 92K/03W) Quadra Island of British Columbia. On January 30, 2007, we renewed our original claim to Copper Road I-VI, which is effective until January 30, 2007.

ITEM 3: LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. Our address for service of process in Nevada is 564 Wedge Lane, Fernley, Nevada 89408

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF THE COMPANY'S COMMON STOCK

At the date of this filing there is no market for the Company's common stock. It is our intention to obtain trading approval by the NASD to trade on the Over the Counter Bulletin Board. Upon receiving a CUSIP number and trading symbol, the common stock will commence trading.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. we would not be able to pay our debts as they become due in the usual course of business; or

     2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

From inception to date, we have completed the initial phase of exploration on the Copper Road I - VI claim, completed assaying samples taken from the property during Phase I field exploration and received an updated geological report from our professional consulting geologist for the Phase I exploration.

We have incurred sufficient property expenditures to satisfy the first year requirements of our Property Option Agreement.

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended additional work recommended in our professional consulting geologist's June 13, 2005 report. We plan to commence the additional work program on the Copper Road I - VI claim in the spring of 2007. The program should take up to a one month to complete. Based on the results of the additional work program we will then undertake revised recommendations of our professional consulting geologist for Phases III & IV work programs during the fall of 2007. These programs will take approximately two months to complete. Although we have no current estimate of these revised phases of exploration we will need to incur a total of $600.00 before January 30, 2007 in order to maintain ownership of our property claims. The exploration work will be conducted by our trustee, Mr. Larry Sostad, who will be supervised by Mr. Laurance Sookochoff, our professional consulting geologist. They will each provide their services at standard market rates within the context of our exploration plan budget. Our agreements with each of Mr. Sostad and Mr. Sookochoff for their services are verbal.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program.

In addition to the exploration program costs, we estimate we will incur $5,000 in administrative costs for the year following the date of this annual report.

Total expenditures related to exploration, administration and this offering over the next 12 months are therefore expected to be approximately $12,500

While we have enough funds for our anticipated administrative costs for the next year, we will require additional funding in order to cover Phase II and III exploration programs on the Copper Road I - VI claim. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

If we are successful in our exploration program and identify a mineral deposit on the Copper Road I - VI claim we will still have to spend substantial funds on further drilling and engineering studies to determine if the deposit is commercially viable.

RESULTS OF OPERATIONS FOR THE PERIOD FROM INCEPTION THROUGH JULY 31, 2005

We have not earned any revenues from our incorporation on February 22, 2005 to July 31, 2005. We do not anticipate earning revenues unless we enter into commercial production on the Copper Road I - VI claim, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $41,475 for the period from our inception on February 22, 2005 to July 31, 200. These operating expenses were comprised of accounting and audit fees of $12,534, mineral property costs of $13,000, organization costs of $600, regulatory fees and filings of $2,183, donated management service and office rent $12,900, and office, bank charges and other sundries, net of interest income, of $258.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

CANTOP VENTURES, INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                           July 31,
                                                                                 ---------------------------
                                                                                   2006               2005
                                                                                 --------           --------
                                     ASSETS
CURRENT ASSETS
   Cash                                                                          $  8,125           $ 22,034
                                                                                 --------           --------
TOTAL CURRENT ASSETS                                                                8,125             22,034
Mining property acquisition costs, less reserve for
 impairment of $3,500 and $3,500, respectively                                         --                 --
                                                                                 --------           --------
TOTAL ASSETS                                                                     $  8,125           $ 22,034
                                                                                 ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                      $  5,000           $  3,642
   Due to related party (note7)                                                       700                700
                                                                                 --------           --------
TOTAL CURRENT LIABILITIES                                                           5,700              4,342
                                                                                 --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.001 par value;
    authorized 20,000,000 shares,
    issued and outstanding 0 and 0 shares, respectively                                --                 --
   Common stock, $0.001 par value;
    authorized 100,000,000 shares,
    issued and outstanding 8,500,000 and 8,500,000 shares, respectively             8,500              8,500
   Additional paid-in capital                                                      35,400             27,000
   Common stock subscriptions unpaid                                                   --             (3,500)
   Deficit accumulated during the exploration stage                               (41,475)           (14,308)
                                                                                 --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                             2,425             17,692
                                                                                 --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                          $  8,125           $ 22,034
                                                                                 ========           ========

See notes to financial statements.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                            Cumulative
                                                            during the
                                                           development
                                                               stage                                Period
                                                          February 22, 2005                    February 22, 2005
                                                                to             Year ended        (inception) to
                                                           July 31, 2006      July 31, 2006      July 31, 2006
                                                           -------------      -------------      -------------
REVENUE                                                     $        --        $        --        $        --
                                                            -----------        -----------        -----------

COST AND EXPENSES
   Mining property exploration costs                              9,500              7,500              2,000
   Impairment of mining property acquisition costs                3,500                 --              3,500
   General and administrative expenses                           28,475             19,667              8,808
                                                            -----------        -----------        -----------
Total Costs and Expenses                                         41,475             27,167             14,308
                                                            -----------        -----------        -----------

NET LOSS                                                    $   (41,475)       $   (27,167)       $   (14,308)
                                                            ===========        ===========        ===========


NET LOSS PER SHARE
   Basic and diluted                                                           $     (0.00)       $     (0.00)
                                                                               ===========        ===========

NUMBER OF COMMON SHARES USED TO COMPUTE LOSS PER SHARE
   Basic and Diluted                                                             8,500,000          3,284,277
                                                                               ===========        ===========

See notes to financial statements.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
for the Period February 22, 2005 (Inception) to July 31, 2006
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                           Common Stock, $0.001                     Common       Accumulated      Total
                                                Par Value          Additional       Stock        During the    Stockholders'
                                         ---------------------      Paid-in      Subscription    Development      Equity
                                         Shares         Amount      Capital         Unpaid          Stage      (Deficiency)
                                         ------         ------      -------         ------          -----      ------------
Common stock issued for cash
  -  March, 2005 at $0.001              2,000,000     $  2,000      $    --        $     --      $      --       $  2,000
  -  June, 2005 at $0.001               3,500,000        3,500           --          (3,500)            --             --
  -  July, 2005 at $0.001                 500,000          500           --              --             --            500
  -  July, 2005 at $0.01                2,500,000        2,500       22,500              --             --         25,000
Donated services                                                      4,500                                         4,500
Net loss for the period February 22,
 2005 (inception) to July 31, 2005                                                                 (14,308)       (14,308)
                                       ----------     --------      -------        --------      ---------       --------
Balance, July 31, 2005                  8,500,000        8,500       27,000          (3,500)       (14,308)        17,692
Common stock subscriptions paid                                                       3,500                         3,500
Donated services                                                      8,400                                         8,400
Net loss for the year ended
 July 31, 2006                                 --           --           --                        (27,167)       (27,167)
                                       ----------     --------      -------        --------      ---------       --------
Balance, July 31, 2006                  8,500,000     $  8,500      $35,400        $     --      $ (41,475)      $  2,425
                                       ==========     ========      =======        ========      =========       ========

See notes to financial statements.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                              Cumulative
                                                              during the
                                                              development
                                                                 stage                                Period
                                                            February 22, 2005                    February 22, 2005
                                                                  to             Year ended        (inception) to
                                                             July 31, 2006      July 31, 2006      July 31, 2006
                                                             -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $(41,475)          $(27,167)          $(14,308)
   Adjustments to reconcile net loss to net cash
    used for operating activities:
      Impairment of mining property acquisition costs             3,500                 --              3,500
      Management services donated                                10,500              6,000              4,500
      Office rent donated                                         2,400              2,400                 --
   Changes in operating assets and liabilities:
      Accounts payable and accrued liabilities                    5,000              1,358              3,642
      Due to related party                                          700                 --                700
                                                               --------           --------           --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES            (19,375)           (17,409)            (1,966)
                                                               --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of mining property                                (3,500)                --             (3,500)
                                                               --------           --------           --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES             (3,500)            (3,500)
                                                               --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of common stock                           31,000              3,500             27,500
                                                               --------           --------           --------
NET CASH PROVIDED BY (USED FOR) FINANCIAL ACTIVITIES             31,000              3,500             27,500
                                                               --------           --------           --------

INCREASE (DECREASE) IN CASH                                       8,125            (13,909)            22,034
CASH, BEGINNING OF PERIOD                                            --             22,034                 --
                                                               --------           --------           --------

CASH, END OF PERIOD                                            $  8,125           $  8,125           $ 22,034
                                                               ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                               $     --           $     --           $     --
                                                               ========           ========           ========
   Income taxes paid                                           $     --           $     --           $     --
                                                               ========           ========           ========

See notes to financial statements.

NOTE 1 ORGANIZATION AND BUSINESS OPERATIONS

Cantop Ventures Inc. (the "Company") was incorporated in the State of Nevada on February 22, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property, and upon future profitable production or proceeds for the sale thereof.

NOTE 2 SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of July 31, 2006, the Company had cash of $8,125 and stockholders' equity of $2,425. Further, since inception, the Company has incurred a net loss of $41,475. These factors create substantial doubt as to the Company's ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

MINERAL PROPERTY COSTS

The Company is in the exploration stage since its incorporation and inception on February 22, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition costs are capitalized and are charged to operations as the value is impaired. Exploration costs are expensed until proven and probable reserves are established. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The Company's functional and reporting currency is the United States dollar.

FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of cash, accounts payable and accrued liabilities, and due to related party, approximates their fair value due to the short maturity of these instruments.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to a plan of action based on the then known facts.

INCOME TAXES

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

BASIC AND DILUTED NET LOSS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

STOCK-BASED COMPENSATION

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123R. To date, the company has not adopted a stock option plan and has not granted any stock options.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with a maturity of three months or less, at the time of issuance to be cash equivalents.

NOTE 3 MINERAL PROPERTY

Pursuant to a mineral property purchase agreement dated March 3, 2005, the Company acquired a 100% undivided right, title and interest in the Copper Road I -VI mineral claim, located approximately 2 kilometres East of Deep Water Bay, Quadra Island of British Columbia, Canada for $3,500. The Tenure Number ID is 526652, which expires March 3, 2008. The property is in the name of Larry Ralph
W. Sostad held by him in trust for the Company.

In June 2005, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $65,000. Due to lack of working capital, the Company has not completed this program. At July 31, 2005, the Company provided a $3,500 reserve for impairment of the mining property acquisition costs.

NOTE 4 DUE TO RELATED PARTY

The $700 amount due to related party at July 31, 2005 and 2006 is due a director of the Company, is non-interest bearing, and is due on demand.

NOTE 5 COMMON STOCK

During the period from February 22, 2005 (Inception) to July 31, 2006 the Company sold a total of 8,500,000 shares of common stock to 40 individuals and received total cash proceeds of $31,000. 4,000,000 shares were sold to company officers and directors at a price of $0.001 per share. 2,000,000 shares were sold to other individuals at a price of $0.001 per share, and 2,500,000 shares were sold to other individuals at a price of $0.01 per share. On June 30, 2006, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 to register the 4,500,000 shares of common stock not owned by company officer and directors.

At July 31, 2006 there are no outstanding stock options or warrants.

NOTE 6 INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception. Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $9,716 attributable to the future utilization of the net operation loss carryforward of $28,575 as of July 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $9,808 in year 2025 and $18,767 in year 2026.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 7 RELATED PARTY TRANSACTIONS

The president of the Company provides management services and office space to the Company at no cost. For the period February 22, 2005 (inception) to July 31, 2006, these services were valued at and expensed for a total of $12,900 ($4,500 in the period February 22, 2005 to July 31, 2005 and $8,400 in the year ended July 31, 2006), with same amounts added to additional paid in capital.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 21, 2006, Moen and Company, LLP, Chartered Accountants ("Moen"), resigned as our independent registered public accounting firm because the principal of Moen retired at that date. On September 6, 2006, our Board of Directors authorized the engagement of Michael T. Studer, C.P.A., P.C., an independent registered firm of Certified Public Accountants, as our principal independent accountant. The reports of Moen on the consolidated financial statements of the Company for the period from the date of inception on February 22, 2005 to July 31, 2005, including the subsequent interim periods through the date of resignation, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception that Moen's audit report dated July 31, 2005, expressed substantial doubt about our ability to continue as a going concern unless we were able to generate sufficient cash flows to meet our obligations and sustain our operations. During the period from the date of inception on February 22, 2004 to July 31, 2005, including the subsequent interim periods through the date of resignation, there were no disagreements with Moen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moen, would have caused Moen to make reference to the subject matter of the disagreement in its reports on the Company's consolidated financial statements for such periods.

ITEM 8A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2005 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

ITEM 8B: OTHER INFORMATION

None.

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

DIRECTORS:

Name of Director                 Age
----------------                 ---
Christopher Paterson             40

Robert Roth                      35

EXECUTIVE OFFICERS:

Name of Officer                  Age                           Office
---------------                  ---                           ------
Christopher Paterson             40                  President, CEO, Secretary,
                                                     Treasurer and Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

MR. CHRISTOPHER PATERSON has acted as our President, CEO, Secretary and Treasurer since our incorporation on February 22, 2005. From 2000 to present, Mr. Paterson acted as a Business Consultant and investor.

After receiving his degree in Marketing in 1987 Mr. Paterson went on to work for John Tann Ltd. (UK), a security equipment manufacturer, where he held various positions in Sales and Marketing until 1994.

He then worked for Honeywell Ltd. where he was responsible for the financial and large commercial portfolios for the company until 1998.

With his proven management skills and vast business experience, including the funding of Mining and Exploration companies, he is positioned to capitalize on the opportunities present in this growing sector.

Mr. Paterson does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Paterson intends to devote approximately 25% of his business time to our affairs.

MR. ROBERT ROTH received his Masters in Business Administration from Cal Poly San Luis Obispo, in 1998. Since that date, Mr. Roth has assisted companies in the areas of marketing, product management, process management, usability, public relations, advertising, customer retention, communications and graphic design.

From May, 1998 to present, Mr. Roth has worked with such companies as:
SimpleNet, Broadcast.com, Yahoo!, NetIdentity, NamePlanet, ThatYear, and Infommersion.

Mr. Roth has experience as a member of the board of directors for the following organizations: iLounge San Diego Conference Planning Committee, San Diego iMarketers, NIRSA.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officers and directors described above.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended July 31, 2006.

                             LONG-TERM COMPENSATION

                            Annual Compensation                     Long Term Compensation
                       -------------------------------   --------------------------------------------
Name and
Principal                                 Other annual    Restricted   Securities      LTIP      All
Position        Year   Salary    Bonus    Compensation   stock awards  underlying    Payouts    other
--------        ----   ------    -----    ------------   ------------  ----------    -------    -----
Christopher
Paterson        2006     $0       $0           $0             0            0             0        0

Robert
Roth            2006     $0       $0           $0             0            0             0        0

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position

Number of late reports

Transactions not timely reported

Known failures to file a required form

Christopher Paterson
(President, Chief Executive Officer , Secretary, Treasurer and Director)

Robert Roth
(Director)

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and directors, individually and as a group as at the date of this annual report. Except as otherwise indicated, all shares are owned directly.

  Title              Name and Address of                              Percentage
and Class              Beneficial Owner         Number of Shares       of Class
---------              ----------------         ----------------       --------
Common             Christopher Paterson            2,000,000            23.5%(1)
                   210-1823 W 7th Ave
                   Vancouver, BC V6J 5K5
                   CANADA

Common             Robert Roth                     2,000,000            23.5%
                   6354 Caminito del Cervato
                   San Diego, CA  92111

All officers                                       4,000,000            47.0%
and directors

----------
(1) The percent of class is based on 8,500,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neither our directors and officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13: EXHIBITS AND REPORTS

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any Current Reports on Form 8-K during the fiscal quarter ended July 31, 2005. Since December 31, 2005, we filed the following Current Reports on Form 8-K:

Date of Form 8-K       Date of Filing with the SEC   Description of the Form 8-K
----------------       ---------------------------   ---------------------------
September 14, 2006         September 14, 2006        ITEM 4.01 Announcing change
                                                     of the Company's certifying
                                                     accountant.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Moen & Company billed the following fees for the services indicated:

                              Fiscal year ended          Fiscal year ended
                                July 31, 2005              July 31, 2006
                                --------------             -------------
Audit fees                          $3,642                    $3,000
Audit-related fees                     Nil                       Nil
Tax Fees                               Nil                    $  250*
All other fees                         Nil                       Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the audit and review of financial statements included in our SB-2 filing and amendments.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services.

* CPA, Karen Neudecker, prepared our United States federal tax return.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 31, 2006

CANTOP VENTURES, INC.


/s/ Christopher Paterson
------------------------------
Christopher Paterson
President, Chief Executive Officer, Secretary, Treasurer and Director


/s/ Robert Roth
---------------------------
Robert Roth
Director