Form 10QSB
period 2006-10-31
CANTOP VENTURES, INC.
filed 2006-12-01
CIK 1328769

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended October 31, 2006

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period _____________ to _____________

                        Commission File Number 333-128697


                               CANTOP VENTURES, INC
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

                    Issuer's telephone Number: (604) 805-6340


                                 WITH COPIES TO:

                             Karen A. Batcher, Esq.
                          Batcher Zarcone & Baker, LLP
                           4252 Bonita Road, Suite 151
                                Bonita, CA 91902
                               Tel: (619) 475-7882
                               Fax: (619) 789-6262

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check whether the registrant is a shell company (as defined in rule 12b of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2006, the issuer had 8,500,000 outstanding shares of Common Stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                          October 31,         July 31,
                                                                             2006               2006
                                                                           --------           --------
                                                                          (Unaudited)         (Audited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                     $  2,696           $  8,125
                                                                           --------           --------
TOTAL CURRENT ASSETS                                                          2,696              8,125

Mining property acquisition costs, less reserve for
 impairment of $3,500 and $3,500, respectively                                   --                 --
                                                                           --------           --------

TOTAL ASSETS                                                               $  2,696           $  8,125
                                                                           ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $     --           $  5,000
  Due to related party (note7)                                                  700                700
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                       700              5,700
                                                                           --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.001 par value;
   authorized 20,000,000 shares, issued and outstanding
   0 and 0 shares, respectively                                                  --                 --
  Common stock, $0.001 par value; authorized 100,000,000 shares,
   issued and outstanding 8,500,000 and 8,500,000 shares, respectively        8,500              8,500
  Additional paid-in capital                                                 37,500             35,400
  Deficit accumulated during the exploration stage                          (44,004)           (41,475)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                       1,996              2,425
                                                                           --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $  2,696           $  8,125
                                                                           ========           ========

See notes to financial statements.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                         Cumulative
                                                         during the
                                                         development
                                                            stage
                                                         February 22,
                                                            2005 to          Three months ended October 31,
                                                          October 31,       ---------------------------------
                                                            2006               2006                  2005
                                                         -----------        -----------           -----------
                                                         (Unaudited)        (Unaudited)           (Unaudited)
REVENUE                                                  $        --        $        --           $        --
                                                         -----------        -----------           -----------
COST AND EXPENSES
   Mining property exploration costs                           9,500                 --                    --
   Impairment of mining property acquisition costs             3,500                 --                    --
   General and administrative expenses                        31,004              2,529                 4,053
                                                         -----------        -----------           -----------
Total Costs and Expenses                                      44,004              2,529                 4,053
                                                         -----------        -----------           -----------

NET LOSS                                                 $   (44,004)       $    (2,529)          $    (4,053)
                                                         ===========        ===========           ===========
NET LOSS PER SHARE
   Basic and diluted                                                        $     (0.00)          $     (0.00)
                                                                            ===========           ===========
NUMBER OF COMMON SHARES USED TO COMPUTE LOSS PER SHARE
   Basic and Diluted                                                          8,500,000             8,500,000
                                                                            ===========           ===========


See notes to financial statements.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
for the period February 22, 2005 (Inception) to October 31, 2006
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                           Common Stock, $0.001                     Common       Accumulated      Total
                                                Par Value          Additional       Stock        During the    Stockholders'
                                         ---------------------      Paid-in      Subscription    Development      Equity
                                         Shares         Amount      Capital         Unpaid          Stage      (Deficiency)
                                         ------         ------      -------         ------          -----      ------------
Common stock issued for cash
  -  March, 2005 at $0.001              2,000,000     $  2,000      $    --        $     --      $      --       $  2,000
  -  June, 2005 at $0.001               3,500,000        3,500           --          (3,500)            --             --
  -  July, 2005 at $0.001                 500,000          500           --              --             --            500
  -  July, 2005 at $0.01                2,500,000        2,500       22,500              --             --         25,000
Donated services                                                      4,500                                         4,500
Net loss for the period February 22,
 2005 (inception) to July 31, 2005                                                                 (14,308)       (14,308)
                                       ----------     --------      -------        --------      ---------       --------
Balance, July 31, 2005                  8,500,000        8,500       27,000          (3,500)       (14,308)        17,692
Common stock subscriptions paid                                                       3,500                         3,500
Donated services                                                      8,400                                         8,400
Net loss for the year ended
 July 31, 2006                                 --           --           --                        (27,167)       (27,167)
                                       ----------     --------      -------        --------      ---------       --------
Balance, July 31, 2006                  8,500,000     $  8,500      $35,400        $     --      $ (41,475)      $  2,425
Donated services                                                      2,100                                         2,100
Net loss for the three months
 ended October 31, 2006                                                                             (2,529)        (2,529)
                                       ----------     --------      -------        --------      ---------       --------

Balance, October 31, 2006               8,500,000     $  8,500      $37,500        $     --      $ (44,004)      $  1,996
                                       ==========     ========      =======        ========      =========       ========

See notes to financial statements.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                        Cumulative
                                                        during the
                                                        development
                                                           stage
                                                        February 22,
                                                           2005 to         Three months ended October 31,
                                                         October 31,       ------------------------------
                                                           2006               2006               2005
                                                         --------           --------           --------
                                                        (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(44,004)          $ (2,529)          $ (4,053)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
     Impairment of mining property acquisition costs        3,500                 --                 --
     Management services donated                           12,000              1,500              2,100
     Office rent donated                                    3,000                600                 --
  Changes in operating assets and liabilities
     Accounts payable and accrued liabilities                  --             (5,000)            (2,342)
     Due to related party                                     700                 --
                                                         --------           --------           --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES      (24,804)            (5,429)            (4,295)
                                                         --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mining property                           (3,500)                --                 --
                                                         --------           --------           --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES       (3,500)                --                 --
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock                      31,000                 --              3,500
                                                         --------           --------           --------
NET CASH PROVIDED BY (USED FOR) FINANCIAL ACTIVITIES       31,000                 --              3,500
                                                         --------           --------           --------

INCREASE (DECREASE) IN CASH                                 2,696             (5,429)              (795)
CASH, BEGINNING OF PERIOD                                      --              8,125             22,034
                                                         --------           --------           --------

CASH, END OF PERIOD                                      $  2,696           $  2,696           $ 21,239
                                                         ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                          $     --           $     --           $     --
                                                         ========           ========           ========
  Income taxes paid                                      $     --           $     --           $     --
                                                         ========           ========           ========

See notes to financial statements.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2006
(Unaudited)
--------------------------------------------------------------------------------

Note 1 INTERIM FINANCIAL STATEMENTS

     The unaudited financial statements as of October 31, 2006 and for the three months ended October 31, 2006 and 2005, and for the period February 22, 2005 to October 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2006 and the results of operations and cash flows for the periods ended October 31, 2006 and 2005. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended October 31, 2006 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2007. The balance sheet at July 31, 2006 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended July 31, 2006 as included in our report on Form 10-KSB.

Note 2 ORGANIZATION AND BUSINESS OPERATIONS

     Cantop Ventures, Inc. (the "Company") was incorporated in the State of Nevada on February 22, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

Note 3 MINERAL PROPERTY

     Pursuant to a mineral property purchase agreement dated March 3, 2005, the Company acquired a 100% undivided right, title and interest in the Copper

CANTOP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2006
(Unaudited)
--------------------------------------------------------------------------------

     Road I-VI mineral claim, located approximately 2 kilometres East of Deep Water Bay, Quadra Island of British Columbia, Canada for $3,500. The Tenure Number ID is 526652, which expires March 3, 2008. The property is in the name of Larry Ralph W. Sostad held by him in trust for the Company.

     In June 2005, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $65,000. Due to lack of working capital, the Company has not completed this program. At July 31, 2005, the Company provided a $3,500 reserve for impairment of the mining property acquisition costs.

Note 4 DUE TO RELATED PARTY

     The $700 amount due to related party at October 31, 2006 and July 31, 2006 is due a director of the Company, is non-interest bearing, and is due on demand.

Note 5 COMMON STOCK

     During the period from February 22, 2005 (Inception) to October 31, 2006 the Company sold a total of 8,500,000 shares of common stock to 40 individuals and received total cash proceeds of $31,000. 4,000,000 shares were sold to company officers and directors at a price of $0.001 per share. 2,000,000 shares were sold to other individuals at a price of $0.001 per share, and 2,500,000 shares were sold to other individuals at a price of $0.01 per share. On June 30, 2006, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 to register the 4,500,000 shares of common stock not owned by Company officers and directors.

     At October 31, 2006 there are no outstanding stock options or warrants.

Note 6 INCOME TAXES

     No provisions for income taxes have been recorded since the Company has incurred losses since inception. Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $9,861 attributable to the future utilization of the net operation loss carryforward of $29,004 as of October 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $9,808 in year 2025, $18,767 in year 2026, and $429 in year 2027.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2006
(Unaudited)
--------------------------------------------------------------------------------

     Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 7 RELATED PARTY TRANSACTIONS

     The president of the Company provides management services and office space to the Company at no cost. For the period February 22, 2005 (inception) to October 31, 2006, these services were valued at and expensed for a total of $15,000 ($4,500 in the period February 22, 2005 to July 31, 2005, $8,400 in the year ended July 31, 2006, and $2,100 in the three months ended October 31, 2006), with the same amounts added to additional paid-in capital.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

ITEM 2. PLAN OF OPERATION

OVERVIEW

We were incorporated pursuant to the laws of Nevada on February 22, 2005. During the year ended October 31, 2006, we were primarily engaged in organizational activities, the acquisition of the mineral property option and Phase I field exploration which included showing relocation and geological examination, trenching and sampling and electromagnetic and magnetometer surveys.

CASH REQUIREMENTS

Our plan of operation for the next twelve months is to complete Phases II - IV, if appropriate, of our exploration program. Since the decision to commence the next Phase of exploration is directly related to the outcome of the previous Phase, we are uncertain of how many Phases we will in fact commence and/or complete.

It is our intention to commence Phase II on the Copper Road I - VI claim in the spring of 2007. The cost to complete Phase II is approximately $6,300. The program should take up to one month to complete. Based on the results of the additional work program we will then undertake revised recommendations of our professional consulting geologist for Phases III & IV work programs during the fall of 2007. Original estimates to complete Phases III and IV are $12,600 and $29,400 respectively and these two programs will take approximately two months to complete. Although we have no current estimate of these revised phases of exploration we will need to incur a total of $600 before January 30, 2007 in order to maintain ownership of our property claims.

In addition to the exploration program costs, we estimate we will incur $5,000 in administrative costs for the year following the date of this annual report.

Total expenditures related to Phase I of our exploration program and costs of administration over the next 12 months are therefore expected to be approximately $11,300.

SOURCES AND USES OF CASH

At October 31, 2006, our current assets consisted of $2,696 in cash. We will require additional funding in order to cover administrative costs and the costs of the Phase II and III exploration programs on the Copper Road I - VI claim. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

RESULTS OF OPERATIONS

We did not earn any revenues during the three-month period ended October 31, 2006. We incurred operating expenses in the amount of $2,529 for the period consisting entirely of general and administrative costs.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2006. This evaluation was conducted by Christopher Paterson, our chief executive officer and principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

CONCLUSIONS

Based upon evaluation of our controls, Christopher Paterson, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

We filed one current report on Form 8-K during the period. This Form 8-K was filed September 15, 2006 and relates to our change in accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 30, 2006

Cantop Ventures, Inc.


/s/ Christopher Paterson
---------------------------------------
Christopher Paterson
President, Principal accounting officer
and principal financial officer