Form 10QSB
period 2007-01-31
CANTOP VENTURES, INC.
filed 2007-03-06
CIK 1328769

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended January 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 6, 2007, the issuer had 8,500,000 outstanding shares of Common Stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                          January 31,         July 31,
                                                                             2007               2006
                                                                           --------           --------
                                                                         (Unaudited)          (Audited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                     $    729           $  8,125
                                                                           --------           --------
TOTAL CURRENT ASSETS                                                            729              8,125

Mining property acquisition costs, less reserve for
 impairment of $3,500 and $3,500, respectively                                   --                 --
                                                                           --------           --------

TOTAL ASSETS                                                               $    729           $  8,125
                                                                           ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $     --           $  5,000
  Due to related party                                                          700                700
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                       700              5,700
                                                                           --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.001 par value;
   authorized 20,000,000 shares, issued and
   outstanding 0 and 0 shares, respectively                                      --                 --
  Common stock, $0.001 par value;
   authorized 100,000,000 shares, issued and
   outstanding 8,500,000 and 8,500,000 shares, respectively                   8,500              8,500
  Additional paid-in capital                                                 39,600             35,400
  Deficit accumulated during the exploration stage                          (48,071)           (41,475)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                          29              2,425
                                                                           --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $    729           $  8,125
                                                                           ========           ========

See notes to financial statements.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                                  Cumulative
                                                                                                                  during the
                                                                                                              development stage
                                                      Three months ended                Six months ended      (February 22, 2005
                                                          January 31,                      January 31,                to
                                                   -------------------------      -------------------------       January 31,
                                                      2007           2006            2007           2006             2007)
                                                   ----------     ----------      ----------     ----------       ----------
                                                   (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)
REVENUE                                            $       --     $       --      $       --     $       --       $       --
                                                   ----------     ----------      ----------     ----------       ----------
COST AND EXPENSES
  Mining property exploration costs                        --             --              --             --            9,500
  Impairment of mining property acquisition costs          --             --              --             --            3,500
  General and administrative expenses                   4,067          2,143           6,596          6,196           35,071
                                                   ----------     ----------      ----------     ----------       ----------
Total Costs and Expenses                                4,067          2,143           6,596          6,196           48,071
                                                   ----------     ----------      ----------     ----------       ----------

NET LOSS                                           $   (4,067)    $   (2,143)     $   (6,596)    $   (6,196)      $  (48,071)
                                                   ==========     ==========      ==========     ==========       ==========
NET LOSS PER SHARE
  Basic and diluted                                $    (0.00)    $    (0.00)     $    (0.00)    $    (0.00)
                                                   ==========     ==========      ==========     ==========

NUMBER OF COMMON SHARES USED TO COMPUTE
LOSS PER SHARE
  Basic and Diluted                                 8,500,000      8,500,000       8,500,000      8,500,000
                                                   ==========     ==========      ==========     ==========

See notes to financial statements.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period February 22, 2005 (Inception) to January 31, 2007
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                           Common Stock, $0.001                     Common       Accumulated      Total
                                                Par Value          Additional       Stock        During the    Stockholders'
                                         ---------------------      Paid-in      Subscription    Development      Equity
                                         Shares         Amount      Capital         Unpaid          Stage      (Deficiency)
                                         ------         ------      -------         ------          -----      ------------
Common stock issued for cash
  -  March, 2005 at $0.001              2,000,000     $  2,000      $    --        $     --      $      --       $  2,000
  -  June, 2005 at $0.001               3,500,000        3,500           --          (3,500)            --             --
  -  July, 2005 at $0.001                 500,000          500           --              --             --            500
  -  July, 2005 at $0.01                2,500,000        2,500       22,500              --             --         25,000
Donated services                                                      4,500                                         4,500
Net loss for the period February 22,
 2005 (inception) to July 31, 2005                                                                 (14,308)       (14,308)
                                       ----------     --------      -------        --------      ---------       --------
Balance, July 31, 2005                  8,500,000        8,500       27,000          (3,500)       (14,308)        17,692
Common stock subscriptions paid                                                       3,500                         3,500
Donated services                                                      8,400                                         8,400
Net loss for the year ended
 July 31, 2006                                 --           --           --                        (27,167)       (27,167)
                                       ----------     --------      -------        --------      ---------       --------
Balance, July 31, 2006                  8,500,000     $  8,500      $35,400        $     --      $ (41,475)      $  2,425
Donated services                                                      4,200                                         4,200
Net loss for the six months
 ended January 31, 2007                                                                             (6,596)        (6,596)
                                       ----------     --------      -------        --------      ---------       --------
Balance, January 31, 2007               8,500,000     $  8,500      $39,600        $     --      $ (48,071)      $     29
                                       ==========     ========      =======        ========      =========       ========

See notes to financial statements.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                 Cumulative
                                                                                                 during the
                                                                                             development stage
                                                                                             (February 22, 2005
                                                              Six months ended January 31,           to
                                                              ---------------------------        January 31,
                                                                2007               2006             2007)
                                                              --------           --------         --------
                                                             (Unaudited)        (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $ (6,596)          $ (6,196)        $(48,071)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
     Impairment of mining property acquisition costs                --                 --            3,500
     Management services donated                                 3,000              3,000           13,500
     Office rent donated                                         1,200              1,200            3,600
  Changes in operating assets and liabilities
     Accounts payable and accrued liabilities                   (5,000)            (2,342)              --
     Due to related party                                           --                 --              700
                                                              --------           --------         --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES            (7,396)            (4,338)         (26,771)
                                                              --------           --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mining property                                    --                 --           (3,500)
                                                              --------           --------         --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                --                 --           (3,500)
                                                              --------           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock                               --              3,500           31,000
                                                              --------           --------         --------
NET CASH PROVIDED BY (USED FOR) FINANCIAL ACTIVITIES                --              3,500           31,000
                                                              --------           --------         --------

INCREASE (DECREASE) IN CASH                                     (7,396)              (838)             729
CASH, BEGINNING OF PERIOD                                        8,125             22,034               --
                                                              --------           --------         --------

CASH, END OF PERIOD                                           $    729           $ 21,196         $    729
                                                              ========           ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                               $     --           $     --         $     --
                                                              ========           ========         ========
  Income taxes paid                                           $     --           $     --         $     --
                                                              ========           ========         ========

See notes to financial statements.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2007
(Unaudited)
--------------------------------------------------------------------------------

Note 1 INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of January 31, 2007 and for the three and six months ended January 31, 2007 and 2006, and for the period February 22, 2005 to January 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2007 and the results of operations and cash flows for the periods ended January 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended January 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2007. The balance sheet at July 31, 2006 has been derived from the audited financial statements at that date.

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

Note 4 DUE TO RELATED PARTY

The $700 amount due to related party at January 31, 2007 and July 31, 2006 is due a director of the Company, is non-interest bearing, and is due on demand.

Note 5 COMMON STOCK

During the period from February 22, 2005 (Inception) to January 31, 2007 the Company sold a total of 8,500,000 shares of common stock to 40 individuals and received total cash proceeds of $31,000. 4,000,000 shares were sold to company officers and directors at a price of $0.001 per share. 2,000,000 shares were sold to other individuals at a price of $0.001 per share, and 2,500,000 shares were sold to other individuals at a price of $0.01 per share. On June 30, 2006, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 to register the 4,500,000 shares of common stock not owned by Company officer and directors.

At January 31, 2007, there are no outstanding stock options or warrants.

Note 6 INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception. Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $10,530 attributable to the future utilization of the net operating loss carryforward of $30,971 as of January 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $9,808 in year 2025, $18,767 in year 2026, and $2,396 in year 2027.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 7 RELATED PARTY TRANSACTIONS

The president of the Company provides management services and office space to the Company at no cost. For the period February 22, 2005 (inception) to January 31, 2007, these services were valued at and expensed for a total of $17,100 ($4,500 in the period February 22, 2005 to July 31, 2005, $8,400 in the year ended July 31, 2006, and $4,200 in the six months ended January 31, 2007), with the same amounts added to additional paid-in capital.

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report, including expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of our grocery distribution business, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "intend", "continue", or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

We are in the business of mineral property exploration. March 3, 2005, we acquired a 100% undivided right, title and interest in and to our sole mineral property asset, known as the Copper Road I - VI claim (the "Claims"), located Approx 2 Kilometers East of Deep Water Bay (N.T.S. 92K/03W) Quadra Island of British Columbia.

We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral Claims. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral Claims. After acquiring the Copper Road I - VI claim, we commissioned Mr. Laurence Sookochoff to prepare a geological report on mineral exploration potential of the Copper Road I - VI claim. In his report, Mr. Sookochoff concluded that the Copper Road I - VI claim has the potential to host significant amounts of mineralization and that further exploration of the property is warranted. Mr. Sookochoff recommended a four phase exploration program to further delineate the mineralized system currently recognized on the Copper Road I - VI claim.

To date, we have completed Phase I of our exploration plan.

PLAN OF OPERATIONS

Our business plan is to proceed with the exploration of the Copper Road I - VI Claim to determine whether there are commercially exploitable reserves of gold, silver, copper or other metals. We decided to proceed with Phase I of the exploration program recommended by Lawrence Sookachoff. Phase I of our exploration program, which cost the Company $7,500, consisted of trenching and sampling on the Copper Road property. The samples assayed significant values for copper.

Mr. Sookochoff provided the Company with an updated report on our Claim on July 17, 2006, after completion of Phase I of our exploration program. Based on the results of the Phase I exploration program, Mr. Sookochoff suggested that we commence Phase II. The estimated cost of this work is U.S. $7,500. Due to inclement weather conditions, and lack of funds, we have not yet commenced Phase II of our exploration program.

The company currently dues not have capital to complete Phases II through IV of the program. In addition to the exploration program costs, we estimate we will incur $5,000 in administrative costs for the year following the date of this quarterly report. Accordingly, the company will need to raise additional funds required to meet ongoing capital needs. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be advances from related parties and joint venture or sale of a partial interest in the Copper Road I - VI claim to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

FUTURE FINANCINGS

We plan to offer and sell our common shares and/or arrange for advances from related parties in order to fund our business operations. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly. Issuances of additional shares will result in dilution to our existing shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31,2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief

Executive Officer and Chief Financial Officer, Mr. Christopher Paterson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended January 31, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended January 31, 2007.

(b) Use of Proceeds. We will not receive any proceeds from the sale of shares of our common stock being offered by the selling security holders pursuant to our Registration Statement of Form SB-2, File No. 333-128697.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending January 31, 2007.

ITEM 5. OTHER INFORMATION

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits and Index of Exhibits

Exhibit
Number                           Description of Exhibit
------                           ----------------------
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended January 31, 2007 and has not filed any Current Reports on Form 8-K since January 31, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2007

Cantop Ventures, Inc.


/s/ Christopher Paterson
------------------------------
Christopher Paterson
President, Principal Accounting Officer and
Principal Financial Officer