Form 10QSB
period 2007-04-30
CANTOP VENTURES, INC.
filed 2007-06-11
CIK 1328769

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended April 30, 2007

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period __________ to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 8, 2007, the issuer had 8,500,000 outstanding shares of Common Stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


Cantop Ventures, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                           April 30,          July 31,
                                                                             2007               2006
                                                                           --------           --------
                                                                          (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $  1,979           $  8,125
                                                                           --------           --------

TOTAL ASSETS                                                               $  1,979           $  8,125
                                                                           ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $     --           $  5,000
  Due to related party                                                        5,000                700
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                     5,000              5,700
                                                                           --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.001 par value;
    Authorized 20,000,000 shares, issued and outstanding:
    0 and 0 shares, respectively                                                 --                 --
  Common stock, $0.001 par value;
    Authorized: 100,000,000 shares, issued and outstanding:
    8,500,000 and 8,500,000 shares, respectively                              8,500              8,500
  Additional paid-in capital                                                 41,700             35,400
  Deficit accumulated during the exploration stage                          (53,221)           (41,475)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                      (3,021)             2,425
                                                                           --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $  1,979           $  8,125
                                                                           ========           ========

See notes to financial statements.

Cantop Ventures, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                        Cumulative
                                                                                                        during the
                                                                                                        exploration
                                                                                                           stage
                                      Three months ended April 30,    Nine months ended April 30,    (February 22, 2005
                                      ----------------------------    ---------------------------       to April 30,
                                         2007              2006          2007             2006             2007)
                                      ----------        ----------    ----------       ----------       ----------
                                      (Unaudited)       (Unaudited)   (Unaudited)      (Unaudited)      (Unaudited)
REVENUE                               $       --        $       --    $       --       $       --       $       --
                                      ----------        ----------    ----------       ----------       ----------
Total Revenue                                 --                --            --               --               --
                                      ==========        ==========    ==========       ==========       ==========

EXPENSES
  Mining property exploration costs           --                --            --               --            9,500
  Impairment of mining property
   acquisition costs                          --                --            --               --            3,500
  General and administrative               5,150            11,744        11,746           17,940           40,221
                                      ----------        ----------    ----------       ----------       ----------
Total Costs and Expenses                   5,150            11,744        11,746           17,940           53,221
                                      ----------        ----------    ----------       ----------       ----------
NET INCOME (LOSS)                     $   (5,150)       $  (11,744)   $  (11,746)      $  (17,940)      $  (53,221)
                                      ==========        ==========    ==========       ==========       ==========

NET LOSS PER SHARE
   Basic and diluted                  $    (0.00)       $    (0.00)   $    (0.00)      $    (0.00)
                                      ==========        ==========    ==========       ==========
NUMBER OF COMMON SHARES USED TO
COMPUTE LOSS PER SHARE
   Basic and Diluted                   8,500,000         8,500,000     8,500,000        8,500,000
                                      ==========        ==========    ==========       ==========

See notes to financial statements.

Cantop Ventures, Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period February 22, 2005 (Inception) to April 30, 2007
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                          Common Stock, $0.001                      Common       Accumulated      Total
                                                Par Value          Additional       Stock        During the    Stockholders'
                                         ---------------------      Paid-in      Subscription    Exploration      Equity
                                         Shares         Amount      Capital         Unpaid          Stage      (Deficiency)
                                         ------         ------      -------         ------          -----      ------------
Common stock issued for cash:
  March, 2005 at $0.001                2,000,000     $   2,000     $      --      $      --       $      --     $   2,000
  June, 2005 at $0.001                 3,500,000         3,500            --         (3,500)             --            --
  July, 2005 at $0.001                   500,000           500            --             --             500
  July, 2005 at $0.01                  2,500,000         2,500        22,500             --              --        25,000
Donated services                              --            --         4,500             --              --         4,500
Net loss for the period
 February 22, 2005 (inception)
 to July 31, 2005                             --            --            --             --         (14,308)      (14,308)
                                       ---------     ---------     ---------      ---------       ---------     ---------
Balance, July 31, 2005                 8,500,000         8,500        27,000         (3,500)        (14,308)       17,692
Common stock subscriptions paid               --            --            --          3,500              --         3,500
Donated services                              --            --         8,400             --              --         8,400
Net loss for the year                         --            --            --             --         (27,167)      (27,167)
                                       ---------     ---------     ---------      ---------       ---------     ---------
Balance, July 31, 2006                 8,500,000         8,500        35,400             --         (41,475)        2,425
Unaudited:
Donated services                              --            --         6,300             --              --         6,300
Net loss for the nine months
 ended April 30, 2007                         --            --            --             --         (11,746)      (11,746)
                                       ---------     ---------     ---------      ---------       ---------     ---------
Balance, March 31, 2007                8,500,000     $   8,500     $  41,700      $      --       $ (53,221)    $  (3,021)
                                       =========     =========     =========      =========       =========     =========

See notes to financial statements.

Cantop Ventures, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                       Cumulative
                                                                                                       during the
                                                                                                       exploration
                                                                                                         stage
                                                                  Nine months ended April 30,      (February 22, 2005
                                                                  ---------------------------          to April 30,
                                                                    2007               2006               2007)
                                                                  --------           --------           --------
                                                                 (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(11,746)          $(17,940)          $(53,221)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
     Impairment of mining property acquisition costs                    --                 --              3,500
     Donated services expensed                                       6,300              6,300             19,200
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                       (5,000)            (2,242)                --
                                                                  --------           --------           --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES               (10,446)           (13,882)           (30,521)
                                                                  --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mining property                                        --                 --             (3,500)
                                                                  --------           --------           --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                    --                 --             (3,500)
                                                                  --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                                 --              3,500             31,000
  Due to related party                                               4,300                 --              5,000
                                                                  --------           --------           --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                 4,300              3,500             36,000
                                                                  --------           --------           --------
INCREASE (DECREASE) IN CASH                                         (6,146)           (10,382)             1,979

CASH, BEGINNING OF PERIOD                                            8,125             22,034                 --
                                                                  --------           --------           --------

CASH, END OF PERIOD                                               $  1,979           $ 11,652           $  1,979
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                   $     --           $     --           $     --
                                                                  ========           ========           ========
  Income taxes paid                                               $     --           $     --           $     --
                                                                  ========           ========           ========

See notes to financial statements.

Note 1 INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of April 30, 2007 and for the three and nine months ended April 30, 2007 and 2006, and for the period February 22, 2005 (inception) to April 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2007 and the results of operations and cash flows for the periods ended April 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended April 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2007. The balance sheet at July 31, 2006 has been derived from the audited financial statements at that date.

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

Note 3 MINERAL PROPERTY

Pursuant to a mineral property purchase agreement dated March 3, 2005, the Company acquired a 100% undivided right, title and interest in the Copper Road I -VI mineral claim, located approximately 2 kilometres East of Deep Water Bay, Quadra Island of British Columbia, Canada for $3,500. The Tenure Number ID is 526652, which expires January 30, 2008. The property is in the name of Larry Ralph W. Sostad held by him in trust for the Company.

In June 2005, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $65,000. Due to lack of working capital, the Company has not completed this program. At July 31, 2005, the Company provided a $3,500 reserve for impairment of the mining property acquisition costs.

Note 4 DUE TO RELATED PARTY

The $5,000 and $700 amount due to related party at April 30, 2007 and July 31, 2006, respectively, is due a director of the Company, is non-interest bearing, and is due on demand.

Note 5 COMMON STOCK

During the period from February 22, 2005 (Inception) to April 30, 2007 the Company sold a total of 8,500,000 shares of common stock to 40 individuals and received total cash proceeds of $31,000. 4,000,000 shares were sold to company officers and directors at a price of $0.001 per share. 2,000,000 shares were sold to other individuals at a price of $0.001 per share, and 2,500,000 shares were sold to other individuals at a price of $0.01 per share. On June 30, 2006, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 to register the 4,500,000 shares of common stock not owned by Company officer and directors.

At April 30, 2007, there are no outstanding stock options or warrants.

Note 6 INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception. Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $11,567 attributable to the future utilization of the net operating loss carryforward of $34,021 as of April 30, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $9,808 in year 2025, $18,767 in year 2026, and $5,446 in year 2027.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 7 RELATED PARTY TRANSACTIONS

The president of the Company provides management services and office space to the Company at no cost. For the period February 22, 2005 (inception) to April 30, 2007, these services were valued at and expensed for a total of $19,200 ($4,500 in the period February 22, 2005 to July 31, 2005, $8,400 in the year ended July 31, 2006, and $6,300 in the nine months ended April 30, 2007), with the same amounts added to additional paid-in capital.

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

The Copper Road I - VI claim consists of one mineral claim comprising 150 hectares. The claims are owned as to 100% by the Company which entitles the Company to the sub-surface mineral rights. The company does not have any interest in the surface rights. To maintain the ownership of the claims, the company is obligated to either complete exploration work of one hundred dollars per cell per year (i.e. $600.00 per year) for the first three years commencing March 3, 2005, thence two hundred dollars per cell (i.e. $1,200) per year thereafter or the payment of the equivalent of cash in lieu prior to the Expiry Date. The original Copper Road I - VI claim was created on March 3, 2005 which has been renewed annually by the Company. The claim is currently recorded under Tenure Number 526652, and is in good standing until January 30, 2008. There is no other cost associated with the annual renewal of the Company's claim.

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

PLAN OF OPERATIONS

For the three months ended April 30, 2007 and since the date of inception, we have had no revenues. We incurred operating expenses of $5,150 for the three months ended April 30, 2007. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. Our net loss for the three months ended April 30, 2007 was $5,150.

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

The company currently does not have capital to complete Phases II through IV of the program. In addition to the exploration program costs, we estimate we will incur $5,000 in administrative costs for the year following the date of this quarterly report. Accordingly, the company will need to raise additional funds required to meet ongoing capital needs. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be advances from related parties and joint venture or sale of a partial interest in the Copper Road I - VI claim to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30,2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Christopher Paterson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended April 30, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended April 30, 2007.

(b) Use of Proceeds. We did and will not receive any proceeds from the sale of shares of our common stock being offered by the selling security holders pursuant to our Registration Statement of Form SB-2, File No. 333-128697.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending April 30, 2007.

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

The Company did not file any Current Reports on Form 8-K during the three month period ended April 31, 2007 and has not filed any Current Reports on Form 8-K since April 31, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 8, 2007

Cantop Ventures, Inc.


/s/ Christopher Paterson
---------------------------------------
Christopher Paterson
President, Principal Accounting Officer
and Principal Financial Officer