Form 10KSB
period 2007-07-31
CANTOP VENTURES, INC.
filed 2007-10-16
CIK 1328769

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2007

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
  Common Stock, Par Value $0.001                                   n/a

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

The aggregate market value of the voting stock held by non-affiliates of the company on July 31, 2007 was Nil (see . Part II, Item 5 - Market for the Common Equity and Related Stockholder Matters).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,500,000shares of common stock at July 31, 2007

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----

ITEM 1:  DESCRIPTION OF BUSINESS                                              3

ITEM 2:  DESCRIPTION OF PROPERTY                                             11

ITEM 3:  LEGAL PROCEEDINGS                                                   11

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 11

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            12

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           12

ITEM 7:  FINANCIAL STATEMENTS                                                14

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES                                           23

ITEM 8A: CONTROLS AND PROCEDURES                                             23

ITEM 8B: OTHER INFORMATION                                                   23

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS        24

ITEM 10: EXECUTIVE COMPENSATION                                              25

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      26

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      26

ITEM 13: EXHIBITS AND REPORTS                                                26

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES                              27

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

IN GENERAL

We have commenced operations as an exploration stage company. We are engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. Pursuant to a Mineral Property Purchase Agreement dated March 3, 2005, we acquired a 100% undivided right, title and interest in a total of six mineral claim cells, known collectively as the Copper Road I - VI claim, covering 150 hectares and located Approx 2 Kilometers East of Deep Water Bay (N.T.S. 92K/03W) Quadra Island of British Columbia. On January 30, 2007, we renewed our original claim to Copper Road I-VI, which is effective until January 30, 2008. There is no assurance that a commercially viable mineral deposit exists on the property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

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

TITLE TO THE COPPER ROAD I - VI CLAIM

The original Copper Road I - VI claim was created on March 3, 2005 and renewed under Tenure Number 526652 on January 30, 2006. The claim has been renewed annually and is in good standing until January 30, 2008. The claims are owned as to 100% by the Company which entitles the Company to the sub-surface mineral rights. The company does not have any interest in the surface rights. To maintain the ownership of the claims, the company is obligated to either complete exploration work of one hundred dollars per cell per year (i.e. $600.00 per year) for the first three years commencing March 3, 2005, thence two hundred dollars per cell (i.e. $1,200) per year thereafter or the payment of the equivalent of cash in lieu prior to the Expiry Date. There is no other cost associated with the annual renewal of the Company's claim. If we fail to renew the claim at the expiry of the claim's tenure, we may lose rights to renew altogether, which would leave the Company void of its major assets.

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

Malachite: a mineral composed of copper and carbonate

The Copper Road I - VI claim contains mineralized quartz veins and copper mineralization hosted by a shear zone, the presence of which indicates a potential for high-grade zones of copper mineralization within the mineral controlling shear zone, which may be mined by underground methods.

EXPLORATION HISTORY

Previous exploration included diamond drilling and geophysical surveys from which estimates of mineral reserves were 115,000 tons copper and silver grading

2.8% Cu and 0.5oz Ag per ton by Anaconda by H. Wahl, P.Eng., (1983) and 60,000 tons of +2% copper subject to confirmation by drilling and underground exploration (Wahl, 1983). Metallurgical tests completed in 1998 indicated that a recovery of 91% of the copper could be achieved. It was stated that the good copper recover by flotation suggests that an all-flotation procedure may be a viable process for recovery.

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

Following the results of Phase II, further exploration pursuant to Phase III of our exploration plan would entail geological mapping and trenching and sampling of anomalous zones. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Phase IV would consist of drill testing anomalous or mineralized zones if warranted by the results of the preceding phases. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analyzed for mineral content.

UPDATED REPORT - JULY 17, 2006

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

RISK FACTORS

In addition to the other information in this annual report, the following factors should be carefully considered in evaluating our business and prospects:

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Copper Road I - VI claim, currently estimated at U.S. $57,500.00 for remaining proposed phases of exploration as more fully discussed in our professional consulting geologist's June 13, 2005 report and his update report dated July 17, 2006. We do not have sufficient funds on hand for Phase II of our exploration program which was recommended by our professional consulting geologist on July 17, 2006 and our estimated administrative costs for 12 months from the date of this annual report. Therefore, we will need to obtain additional financing in order to complete our business plan. As of July 31, 2007, we had cash in the amount of $358.00. We have no income from operations.

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

The report of our independent accountant to our audited financial statements for the period ended July 31, 2007 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

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

ITEM 2: DESCRIPTION OF PROPERTY

Pursuant to a Mineral Property Purchase Agreement dated March 3, 2005, we acquired a 100% undivided right, title and interest interest in a total of six mineral claim cells, known collectively as the Copper Road I - VI claim, covering 150 hectacres and located Approx 2 Kilometers East of Deep Water Bay (N.T.S. 92K/03W) Quadra Island of British Columbia. On or about January 30, 2007, we renewed our original claim to Copper Road I-VI, which is effective until January 30, 2008.

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

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended additional work recommended in our professional consulting geologist's June 13, 2005 report. We plan to raise additional funds so that we can commence the Phase II work program on the Copper Road I - VI claim in the spring of 2008. The program should take up to a one month to complete. Based on the results of the additional work program we will then undertake revised recommendations of our professional consulting geologist for Phases III & IV work programs during the fall of 2008. These programs will take approximately two months to complete. Although we have no current estimate of these revised phases of exploration we will need to incur a total of $600.00 before January 30, 2008 in order to maintain ownership of our property claims. The exploration work will be conducted by our trustee, Mr. Larry Sostad, who will be supervised by Mr. Laurance Sookochoff, our professional consulting geologist. They will each provide their services at standard market rates within the context of our exploration plan budget. Our agreements with each of Mr. Sostad and Mr. Sookochoff for their services are verbal.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program.

In addition to the exploration program costs, we estimate we will incur $5,000 in administrative costs for the year following the date of this annual report.

Total expenditures related to exploration, administration over the next 12 months are therefore expected to be approximately $12,500.

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

RESULTS OF OPERATIONS FOR THE PERIOD FROM INCEPTION THROUGH JULY 31, 2007

We have not earned any revenues from our incorporation on February 22, 2005 to July 31, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Copper Road I - VI claim, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $59,189 for the period from our inception on February 22, 2005 to July 31, 2007. These operating expenses were comprised of accounting and audit fees, mineral property costs, organization costs, regulatory fees and filings, donated management services, office rent, and office, bank charges and other sundries, net of interest income.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7: FINANCIAL STATEMENTS


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cantop Ventures, Inc.

I have audited the accompanying balance sheets of Cantop Ventures, Inc. (the "Company") as of July 31, 2007 and 2006, and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended and for the period February 22, 2005 (inception) to July 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended and for the period February 22, 2005 (inception) to July 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ Michael T. Studer CPA P.C.
                                         -----------------------------------

Freeport, New York
September 20, 2007

CANTOP VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

                                                                           July 31,           July 31,
                                                                             2007               2006
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $    358           $  8,125
                                                                           --------           --------
TOTAL ASSETS                                                               $    358           $  8,125
                                                                           ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $  2,247           $  5,000
  Due to related party                                                        5,000                700
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                     7,247              5,700
                                                                           --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.001 par value;
    Authorized 20,000,000 shares,
    Issued and outstanding:
    0 and 0 shares, respectively                                                 --                 --
  Common stock, $0.001 par value;
    Authorized: 100,000,000 shares,                                              --                 --
    Issued and outstanding:
    8,500,000 and 8,500,000 shares, respectively                              8,500              8,500
  Additional paid-in capital                                                 43,800             35,400
  Deficit accumulated during the exploration stage                          (59,189)           (41,475)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                      (6,889)             2,425
                                                                           --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $    358           $  8,125
                                                                           ========           ========


See notes to financial statements.

CANTOP VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

                                                                                         Cumulative during the
                                                                                           exploration stage
                                                               Year ended July 31,       February 22, 2005 to
                                                           ---------------------------         July 31,
                                                              2007             2006              2007
                                                           ----------       ----------        ----------
REVENUE                                                    $       --       $       --        $       --
                                                           ----------       ----------        ----------

Total Revenue                                                      --               --                --
                                                           ==========       ==========        ==========
EXPENSES
  Mining property exploration costs                                --            7,500             9,500
  Impairment of mining property acquisition costs                  --               --             3,500
  General and administrative                                   17,714           19,667            46,189
                                                           ----------       ----------        ----------
Total Costs and Expenses                                       17,714           27,167            59,189
                                                           ----------       ----------        ----------

NET INCOME (LOSS)                                          $  (17,714)      $  (27,167)       $  (59,189)
                                                           ==========       ==========        ==========

NET LOSS PER SHARE
  Basic and diluted                                        $    (0.00)      $    (0.00)
                                                           ==========       ==========
NUMBER OF COMMON SHARES USED TO COMPUTE LOSS PER SHARE
  Basic and Diluted                                         8,500,000        8,500,000
                                                           ==========       ==========


See notes to financial statements.

CANTOP VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 22, 2005 (INCEPTION) TO JULY 31, 2007
(EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                           Common Stock, $0.001                     Common       Accumulated      Total
                                                Par Value          Additional       Stock        During the    Stockholders'
                                         ---------------------      Paid-in      Subscription    Development      Equity
                                         Shares         Amount      Capital         Unpaid          Stage      (Deficiency)
                                         ------         ------      -------         ------          -----      ------------
Common stock issued for cash
  -  March, 2005 at $0.001              2,000,000     $  2,000      $    --        $     --      $      --       $  2,000
  -  June, 2005 at $0.001               3,500,000        3,500           --          (3,500)            --             --
  -  July, 2005 at $0.001                 500,000          500           --              --             --            500
  -  July, 2005 at $0.01                2,500,000        2,500       22,500              --             --         25,000
Donated services                                                      4,500                                         4,500
Net loss for the period February 22,
 2005 (inception) to July 31, 2005                                                                 (14,308)       (14,308)
                                       ----------     --------      -------        --------      ---------       --------
Balance, July 31, 2005                  8,500,000        8,500       27,000          (3,500)       (14,308)        17,692
Common stock subscriptions paid                                                       3,500                         3,500
Donated services                                                      8,400                                         8,400
Net loss for the year ended
 July 31, 2006                                 --           --           --                        (27,167)       (27,167)
                                       ----------     --------      -------        --------      ---------       --------
Balance, July 31, 2006                  8,500,000     $  8,500      $35,400        $     --      $ (41,475)      $  2,425
Donated services                               --           --        8,400              --             --          8,400
Net loss for the year                          --           --           --              --        (17,714)       (17,714)
                                       ----------     --------      -------        --------      ---------       --------

Balance, April 30, 2007                 8,500,000     $  8,500      $43,800        $     --      $ (59,189)      $ (6,889)
                                       ==========     ========      =======        ========      =========       ========

See notes to financial statements.

CANTOP VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
--------------------------------------------------------------------------------

                                                                                                 Cumulative during the
                                                                                                   exploration stage
                                                                      Year ended July 31,        February 22, 2005 to
                                                                  ---------------------------           July 31,
                                                                    2007               2006               2007
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(17,714)          $(27,167)          $(59,189)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
     Impairment of mining property acquisition costs                    --                 --              3,500
     Donated services                                                8,400              8,400             21,300
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                       (2,753)             1,358              2,247
                                                                  --------           --------           --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES               (12,067)           (17,409)           (32,142)
                                                                  --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mining property                                        --                 --             (3,500)
                                                                  --------           --------           --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                    --                 --             (3,500)
                                                                  --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                                 --              3,500             31,000
  Due to related party                                               4,300                 --              5,000
                                                                  --------           --------           --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                 4,300              3,500             36,000
                                                                  --------           --------           --------
INCREASE (DECREASE) IN CASH                                         (7,767)           (13,909)               358

CASH, BEGINNING OF PERIOD                                            8,125             22,034                 --
                                                                  --------           --------           --------
CASH, END OF PERIOD                                               $    358           $  8,125           $    358

                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                   $     --           $     --           $     --
                                                                  ========           ========           ========
  Income taxes paid                                               $     --           $     --           $     --
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

NOTE 2 SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of July 31, 2007, the Company had cash of $358 and a stockholders' deficiency of $6,889. Further, since inception, the Company has incurred a net loss of $59,189. These factors create substantial doubt as to the Company's ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

STOCK-BASED COMPENSATION

Stock-based compensation is accounted for at fair value in accordance with SFAS Nos. 123 and 123R. To date, the company has not adopted a stock option plan and has not granted any stock options.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

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

NOTE 4 DUE TO RELATED PARTY

The $5,000 amount due to related party at July 31, 2007 is due a director of the Company, is non-interest bearing, and is due on demand.

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

At July 31, 2007, there are no outstanding stock options or warrants.

NOTE 6 INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception. Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $ 11,692 attributable to the future utilization of the net operating loss carryforward of $34,389 as of July 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $6,308 in year 2025, $18,767 in year 2026, and $9,314 in year 2027.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 7 RELATED PARTY TRANSACTIONS

The president of the Company provides management services and office space to the Company at no cost. For the years ended July 31, 2007 and 2006, these services were valued at $8,400 per year and expensed, with the same amounts added to additional paid in capital.

NOTE 8 SUBSEQUENT EVENT

In August 2007, the Company received a $5,200 loan from an officer and director. The loan is non-interest bearing and is due on demand.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

ITEM 8B: OTHER INFORMATION

None.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

DIRECTORS:

Name of Director                 Age
----------------                 ---
Christopher Paterson             41

Robert Roth                      36

EXECUTIVE OFFICERS:

Name of Officer                  Age                   Office
---------------                  ---                   ------
Christopher Paterson             41          President, CEO, Secretary,
                                             Treasurer and Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

MR. CHRISTOPHER PATERSON has acted as our President, CEO, Secretary and Treasurer since our incorporation on February 22, 2005. From 2005 to present, Mr. Paterson acted as a Business Consultant and investor.

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

From May, 1998 to present, Mr. Roth has worked with such companies as:
SimpleNet, Broadcast.com, Yahoo!, NetIdentity, NamePlanet, ThatYear, and Infommersion. Mr. Roth is currently employed by Unity08.com in their marketing department.

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

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended July 31, 2007.

                             Long-term compensation

                            Annual Compensation                     Long Term Compensation
                       -------------------------------   --------------------------------------------
Name and
Principal                                 Other annual    Restricted   Securities      LTIP      All
Position        Year   Salary    Bonus    Compensation   stock awards  underlying    Payouts    other
--------        ----   ------    -----    ------------   ------------  ----------    -------    -----
Christopher
Paterson        2007     $0       $0           $0             0            0             0        0

Robert
Roth            2007     $0       $0           $0             0            0             0        0

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended July 31, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons: Form 3 by Robert Roth.

Name and principal position:

Robert Roth (director)

Number of late reports:  1

Transactions not timely reported: Initial statement of ownership on Form 3.

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

                    Name and Address of                              Percentage
Title and Class       Beneficial Owner           Number of Shares      of Class
---------------       ----------------           ----------------      --------

Common             Christopher Paterson              2,000,000          23.5%(1)
                   210-1823 W 7th Ave
                   Vancouver, BC V6J 5K5
                   CANADA

Common             Robert Roth                       2,000,000          23.5%
                   6354 Caminito del Cervato
                   San Diego, CA  92111

All officers
 and directors                                       4,000,000          47.0%

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Michael T. Studer CPA P.C., billed the following fees for the services indicated:

                                Fiscal year ended          Fiscal year ended
                                  July 31, 2006              July 31, 2007
                                  -------------              -------------
Audit fees                            $3,642                    $5,000
Audit-related fees                       Nil                    $4,619
Tax Fees                                 Nil                       Nil
All other fees                           Nil                       Nil

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

Dated: October 12, 2007

CANTOP VENTURES, INC.


/s/ Christopher Paterson
----------------------------------
Christopher Paterson
President, Chief Executive Officer,
Secretary, Treasurer and Director


/s/ Robert Roth
----------------------------------
Robert Roth
Director