Form 10QSB
period 2007-10-31
CANTOP VENTURES, INC.
filed 2007-12-10
CIK 1328769

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended October 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 6, 2007, the issuer had 8,500,000 outstanding shares of Common Stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                          October 31,         July 31,
                                                                             2007               2007
                                                                           --------           --------
                                                                          (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $  3,006           $    358
                                                                           --------           --------
TOTAL ASSETS                                                               $  3,006           $    358
                                                                           ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $  6,000           $  2,247
  Due to related party                                                       10,200              5,000
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                    16,200              7,247
                                                                           --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.001 par value;
    Authorized 20,000,000 shares,
    Issued and outstanding:
    0 and 0 shares, respectively                                                 --                 --
  Common stock, $0.001 par value;
    Authorized: 100,000,000 shares,                                              --                 --
    Issued and outstanding:
    8,500,000 and 8,500,000 shares, respectively                              8,500              8,500
  Additional paid-in capital                                                 45,900             43,800
  Deficit accumulated during the exploration stage                          (59,189)           (59,189)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                      (4,789)            (6,889)
                                                                           --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $ 11,411           $    358
                                                                           ========           ========


See notes to financial statements.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                     Cumulative
                                                                                                     during the
                                                                                                  exploration stage
                                                            Three months ended October 31,      (February 22, 2005 to
                                                           -------------------------------           October 31,
                                                              2007                 2006                 2007)
                                                           ----------           ----------           ----------
                                                           (Unaudited)          (Unaudited)          (Unaudited)
REVENUE                                                    $       --           $       --           $       --
                                                           ----------           ----------           ----------
Total Revenue                                                      --                   --                   --
                                                           ==========           ==========           ==========
EXPENSES
  Mining property exploration costs                                --                   --                9,500
  Impairment of mining property acquisition costs                  --                   --                3,500
  General and administrative                                    8,405                2,529               54,594
                                                           ----------           ----------           ----------
Total Costs and Expenses                                        8,405                2,529               67,594
                                                           ----------           ----------           ----------
NET INCOME (LOSS)                                          $   (8,405)          $   (2,529)          $  (67,594)
                                                           ==========           ==========           ==========

NET LOSS PER SHARE
  Basic and diluted                                        $    (0.00)          $    (0.00)
                                                           ==========           ==========
NUMBER OF COMMON SHARES USED TO
COMPUTE LOSS PER SHARE
  Basic and Diluted                                         8,500,000            8,500,000
                                                           ==========           ==========


See notes to financial statements.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period February 22, 2005 (Inception) to October 31, 2007
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                           Common Stock, $0.001                     Common       Accumulated      Total
                                                Par Value          Additional       Stock        During the    Stockholders'
                                         ---------------------      Paid-in      Subscription    Development      Equity
                                         Shares         Amount      Capital         Unpaid          Stage      (Deficiency)
                                         ------         ------      -------         ------          -----      ------------
Common stock issued for cash
  -  March, 2005 at $0.001              2,000,000     $  2,000      $    --        $     --      $      --       $  2,000
  -  June, 2005 at $0.001               3,500,000        3,500           --          (3,500)            --             --
  -  July, 2005 at $0.001                 500,000          500           --              --             --            500
  -  July, 2005 at $0.01                2,500,000        2,500       22,500              --             --         25,000
Donated services                               --           --        4,500              --             --          4,500
Net loss for the period February 22,
 2005 (inception) to July 31, 2005             --           --           --              --        (14,308)       (14,308)
                                       ----------     --------      -------        --------      ---------       --------
Balance, July 31, 2005                  8,500,000        8,500       27,000          (3,500)       (14,308)        17,692
Common stock subscriptions paid                --           --           --           3,500             --          3,500
Donated services                               --           --        8,400              --             --          8,400
Net loss for the year ended
 July 31, 2006                                 --           --           --              --        (27,167)       (27,167)
                                       ----------     --------      -------        --------      ---------       --------
Balance, July 31, 2006                  8,500,000     $  8,500      $35,400        $     --      $ (41,475)      $  2,425
Donated services                               --           --        8,400              --             --          8,400
Net loss for the year ended
 July 31, 2007                                 --           --           --              --        (17,714)       (17,714)
                                       ----------     --------      -------        --------      ---------       --------
Balance, July 31, 2007                  8,500,000        8,500       43,800              --        (59,189)        (6,889)
Unaudited:
Donated services                               --           --        2,100              --             --          2,100
Net loss for the three months
 ended October 31, 2007                        --           --           --              --         (8,405)        (8,405)
                                       ----------     --------      -------        --------      ---------       --------

Balance, October 31, 2007 (Unaudited)   8,500,000     $  8,500      $45,900        $     --      $ (67,594)      $(13,194)
                                       ==========     ========      =======        ========      =========       ========

See notes to financial statements.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                          Cumulative
                                                                                                          during the
                                                                                                       exploration stage
                                                                   Three months ended October 31,    (February 22, 2005 to
                                                                  -------------------------------         October 31,
                                                                     2007               2006                 2007)
                                                                  ----------         ----------           ----------
                                                                  (Unaudited)        (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (8,405)          $ (2,529)            $(64,594)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
     Impairment of mining property acquisition costs                     --                 --                3,500
     Donated services                                                 2,100              2,100               23,400
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                         3,753             (5,000)               6,000
                                                                   --------           --------             --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                 (2,552)            (5,429)             (31,694)
                                                                   --------           --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mining property                                         --                 --               (3,500)
                                                                   --------           --------             --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                     --                 --               (3,500)
                                                                   --------           --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                                  --                 --               31,000
  Due to related party                                                5,200                 --               10,200
                                                                   --------           --------             --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                  5,200                 --               41,200
                                                                   --------           --------             --------
INCREASE (DECREASE) IN CASH                                           2,648             (5,429)               3,006

CASH, BEGINNING OF PERIOD                                               358              8,125                   --
                                                                   --------           --------             --------

CASH, END OF PERIOD                                                $  3,006           $  2,696             $  3,006
                                                                   ========           ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                    $     --           $     --             $     --
                                                                   --------           --------             --------
  Income taxes paid                                                $     --           $     --             $     --
                                                                   --------           --------             --------


See notes to financial statements.

CANTOP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2007
(Unaudited)
--------------------------------------------------------------------------------

Note 1 Interim Financial Statements

The unaudited financial statements as of October 31, 2007 and for the three months ended October 31, 2007 and 2006, and for the period February 22, 2005 (inception) to October 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2007 and the results of operations and cash flows for the periods ended October 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended October 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2008. The balance sheet at July 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended July 31, 2007 as included in our report on Form 10-KSB.

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

Note 4 Due to Related Party

The $10,200 and $5,000 amounts due to related party at October 31, 2007 and July 31, 2007, respectively, are due a director of the Company, are non-interest bearing, and are due on demand.

Note 5 Common Stock

During the period from February 22, 2005 (Inception) to October 31, 2007 the Company sold a total of 8,500,000 shares of common stock to 40 individuals and received total cash proceeds of $31,000. 4,000,000 shares were sold to company officers and directors at a price of $0.001 per share. 2,000,000 shares were sold to other individuals at a price of $0.001 per share, and 2,500,000 shares were sold to other individuals at a price of $0.01 per share. On June 30, 2006, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 to register the 4,500,000 shares of common stock not owned by Company officer and directors.
At October 31, 2007, there are no outstanding stock options or warrants.

Note 6 Income Taxes

No provisions for income taxes have been recorded since the Company has incurred losses since inception. Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $13,836 attributable to the future utilization of the net operating loss carryforward of $40,694 as of October 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $6,308 in year 2025, $18,767 in year 2026, $9,314 in year 2027, and $6,305 in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 7 Related Party Transactions

The president of the Company provides management services and office space to the Company at no cost. For the period February 22, 2005 (inception) to October 31, 2007, these services were valued at and expensed for a total of $23,400 ($4,500 in the period February 22, 2005 to July 31, 2005, $8,400 per year in the years ended July 31, 2006 and 2007, and $2,100 in the three months ended October 31, 2007), with the same amounts added to additional paid-in capital.

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

PLAN OF OPERATIONS

For the three months ended October 31, 2007 and since the date of inception, we have had no revenues. We incurred operating expenses of $8,405 for the three months ended October 31, 2007. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. Our net loss for the three months ended October 31, 2007 was $8,405.

Our business plan is to proceed with the exploration of the Copper Road I - VI Claim to determine whether there are commercially exploitable reserves of gold, silver, copper or other metals. We decided to proceed with Phase I of the exploration program recommended by Lawrence Sookochoff. Phase I of our exploration program, which cost the Company $7,500, consisted of trenching and sampling on the Copper Road property. The samples assayed significant values for copper.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31,2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Christopher Paterson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended October 31, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended October 31, 2007.

(b) Use of Proceeds. We did and will not receive any proceeds from the sale of shares of our common stock being offered by the selling security holders pursuant to our Registration Statement of Form SB-2, File No. 333-128697.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending October 31, 2008.

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

The Company did not file any Current Reports on Form 8-K during the three month period ended October 31, 2007 and has not filed any Current Reports on Form 8-K since September 15, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 7, 2007

Cantop Ventures, Inc.


/s/ Christopher Paterson
-------------------------------------------
Christopher Paterson
President, Principal Accounting Officer and
Principal Financial Officer