Form 10QSB
period 2008-04-30
Wolf Resources, Inc.
filed 2008-06-13
CIK 1328769

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended April 30, 2008

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period ______________ to ______________

                        Commission File Number 333-128697


                               WOLF RESOURCES, INC
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

                              Cantop Ventures, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 10, 2008, the issuer had 8,500,000 outstanding shares of Common Stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                           April 30,          July 31,
                                                                             2008               2007
                                                                           --------           --------
                                                                         (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $    511           $    358
                                                                           --------           --------

TOTAL ASSETS                                                               $    511           $    358
                                                                           ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $     --           $  2,247
  Due to related party                                                       19,166              5,000
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                    19,166              7,247
                                                                           --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.001 par value;
   Authorized 20,000,000 shares,
   Issued and outstanding:
   0 and 0 shares, respectively                                                  --                 --
  Common stock, $0.001 par value;
   Authorized: 100,000,000 shares,
   Issued and outstanding:
   8,500,000 and 8,500,000 shares, respectively                               8,500              8,500
  Additional paid-in capital                                                 50,100             43,800
  Deficit accumulated during the exploration stage                          (77,255)           (59,189)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (18,655)            (6,889)
                                                                           --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $    511           $    358
                                                                           ========           ========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                           Cumulative
                                                                                                           during the
                                                                                                        exploration stage
                                      Three months ended April 30,     Nine months ended April 30,   (February 22, 2005 to
                                      ----------------------------     ---------------------------          April 30,
                                         2008              2007           2008             2007               2008)
                                      ----------        ----------     ----------       ----------         ----------
REVENUE                               $       --        $       --     $       --       $       --         $       --
                                      ----------        ----------     ----------       ----------         ----------
Total Revenue                                 --                --             --               --                 --
                                      ==========        ==========     ==========       ==========         ==========
EXPENSES
  Mining property exploration costs           --                --             --               --              9,500
  Impairment of mining property
   acquisition costs                          --                --             --               --              3,500
  General and administrative               4,571             5,150         18,066           11,746             64,255
                                      ----------        ----------     ----------       ----------         ----------
Total Costs and Expenses                   4,571             5,150         18,066           11,746             77,255
                                      ----------        ----------     ----------       ----------         ----------

NET INCOME (LOSS)                     $   (4,571)       $   (5,150)    $  (18,066)         (11,746)        $  (77,255)
                                      ==========        ==========     ==========       ==========         ==========
NET LOSS PER SHARE
  Basic and diluted                   $    (0.00)       $    (0.00)    $    (0.00)      $    (0.00)
                                      ==========        ==========     ==========       ==========

NUMBER OF COMMON SHARES USED TO
COMPUTE LOSS PER SHARE
  Basic and Diluted                    8,500,000         8,500,000      8,500,000        8,500,000
                                      ==========        ==========     ==========       ==========


                       See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period February 22, 2005 (Inception) to April 30, 2008
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                           Common Stock, $0.001                     Common       Accumulated      Total
                                                Par Value          Additional       Stock        During the    Stockholders'
                                         ---------------------      Paid-in      Subscription    Development      Equity
                                         Shares         Amount      Capital         Unpaid          Stage      (Deficiency)
                                         ------         ------      -------         ------          -----      ------------
Common stock issued for cash
  -  March, 2005 at $0.001              2,000,000     $2,000        $    --        $     --      $      --       $  2,000
  -  June, 2005 at $0.001               3,500,000      3,500             --          (3,500)            --             --
  -  July, 2005 at $0.001                 500,000        500             --              --             --            500
  -  July, 2005 at $0.01                2,500,000      2,500         22,500              --             --         25,000
Donated services                               --         --          4,500              --             --          4,500
Net loss for the period February 22,
 2005 (inception) to July 31, 2005             --         --             --              --        (14,308)       (14,308)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2005                  8,500,000      8,500         27,000          (3,500)       (14,308)        17,692
Common stock subscriptions paid                --         --             --           3,500             --          3,500
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2006                                 --         --             --              --        (27,167)       (27,167)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2006                  8,500,000      8,500         35,400              --        (41,475)         2,425
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2007                                 --         --             --              --        (17,714)       (17,714)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2007                  8,500,000      8,500         43,800              --        (59,189)        (6,889)
Unaudited:
Donated services                               --         --          2,100              --             --          2,100
Net loss for the three months
 ended October 31, 2007                        --         --             --              --         (8,405)        (8,405)
                                       ----------     ------        -------        --------      ---------       --------
Balance, October 31, 2007               8,500,000      8,500         45,900              --        (67,594)       (13,194)
Donated services                               --         --          2,100              --             --          2,100
Net loss for the three months
 ended January 31, 2008                        --         --             --              --         (5,090)        (5,090)
                                       ----------     ------        -------        --------      ---------       --------
Balance, January 31, 2008               8,500,000      8,500         48,000              --        (72,684)       (16,184)
Net loss for the three months
 ended April 30, 2008                          --         --             --              --         (4,571)        (4,571)
                                       ----------     ------        -------        --------      ---------       --------
Balance, April 30, 2008                 8,500,000     $8,500        $50,100        $     --      $ (77,255)      $(18,655)
                                       ==========     ======        =======        ========      =========       ========

See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                    Cumulative during
                                                                                                  the exploration stage
                                                                  Nine months ended April 30,     (February 22, 2005 to
                                                                  ---------------------------           April 30,
                                                                    2008               2007               2008)
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(18,066)           (11,746)          $(77,255)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
     Impairment of mining property acquisition costs                    --                 --              3,500
     Donated services                                                6,300              6,300             27,600
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                       (2,247)            (5,000)                --
                                                                  --------           --------           --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES               (14,013)           (10,446)           (46,155)
                                                                  --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mining property                                        --                 --             (3,500)
                                                                  --------           --------           --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                    --                 --             (3,500)
                                                                  --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                                 --                 --             31,000
  Due to related party                                              14,166              4,300             19,166
                                                                  --------           --------           --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                14,166              4,300             50,166
                                                                  --------           --------           --------
INCREASE (DECREASE) IN CASH                                            153             (6,146)               511

CASH, BEGINNING OF PERIOD                                              358              8,125                 --
                                                                  --------           --------           --------

CASH, END OF PERIOD                                               $    511              1,979           $    511
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                   $     --                 --           $     --
                                                                  --------           --------           --------
  Income taxes paid                                               $     --           $     --           $     --
                                                                  --------           --------           --------


See notes to financial statements.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008
(Unaudited)
--------------------------------------------------------------------------------

Note 1 Interim Financial Statements

The unaudited financial statements as of April 30, 2008 and for the three and nine months ended April 30, 2008 and 2007 and for the period February 22, 2005 (inception) to April 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2008 and the results of operations and cash flows for the periods ended April 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended April 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2008. The balance sheet at July 31, 2007 has been derived from the audited financial statements at that date.

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

Note 2 Organization and Business Operations

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.) (the "Company") was incorporated in the State of Nevada on February 22, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

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

Note 4 Due to Related Party

The $19,166 and $5,000 amounts due to related party at April 30, 2008 and July 31, 2007, respectively, are due a director of the Company, are non-interest bearing, and are due on demand.

Note 5 Common Stock

During the period from February 22, 2005 (inception) to July 31, 2005 the Company sold a total of 8,500,000 shares of common stock to 40 individuals and received total cash proceeds of $31,000. 4,000,000 shares were sold to company officers and directors at a price of $0.001 per share. 2,000,000 shares were sold to other individuals at a price of $0.001 per share, and 2,500,000 shares were sold to other individuals at a price of $0.01 per share. On June 30, 2006, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 to register the 4,500,000 shares of common stock not owned by Company officer and directors. At April 30, 2008, there are no outstanding stock options or warrants.

Note 6 Income Taxes

No provisions for income taxes have been recorded since the Company has incurred losses since inception. Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $15,693 attributable to the future utilization of the net operating loss carryforward of $46,155 as of April 30, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $6,308 in year 2025, $18,767 in year 2026, $9,314 in year 2027, and $11,766 in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 7 Related Party Transactions

The president of the Company provides management services and office space to the Company at no cost. For the period February 22, 2005 (inception) to April 30, 2008, these services were valued at and expensed for a total of $27,600 ($4,500 in the period February 22, 2005 to July 31, 2005, $8,400 per year in the years ended July 31, 2006 and 2007, and $6,300 in the nine months ended April 30, 2008), with the same amounts added to additional paid-in capital.

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

PLAN OF OPERATIONS

For the three months ended April 30, 2008 and since the date of inception, we have had no revenues. We incurred operating expenses of $4,571 for the three months ended April 30, 2008. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. Our net loss for the three months ended April 30, 2008 was $4,571.

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

Mr. Sookochoff provided the Company with an updated report on our Claim on July 17, 2006, after completion of Phase I of our exploration program. Based on the results of the Phase I exploration program, Mr. Sookochoff suggested that we commence Phase II. The estimated cost of this work is U.S. $6,300. Due to inclement weather conditions, and lack of funds, we have not yet commenced Phase II of our exploration program.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2008, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Christopher Paterson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended April 30, 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended April 30, 2008.

(b) Use of Proceeds. We did and will not receive any proceeds from the sale of shares of our common stock being offered by the selling security holders pursuant to our Registration Statement of Form SB-2, File No. 333-128697.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On March 20, 2008, the stockholders of Cantop Ventures, Inc. holding a majority of the shares of our outstanding common stock approved by written consent in lieu of a meeting:

(1) Amendment to our Articles of Incorporation to change the name of the Company from Cantop Ventures, Inc. to Wolf Resources, Inc.

(2) Amendment to our Articles of Incorporation to vest authority in the board of directors to prescribe, the classes, series and the number of each class or series of stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of stock.

(3) Approval of a 1-for-100 reverse-split of its common stock issued and outstanding, such that every current shareholder of the Company's common stock shall be issued one share of the Company's $0.001 par value common voting stock in exchange for every 100 shares of the Company's $0.001 par value common voting stock held as of the record date, with fractional shares being rounded up to the next whole share. The number of authorized shares will be unchanged (120,000,000). The reverse-split will be effective at a future date to be approved by the Directors of the Company.

Prior to the effective date of the reverse-split there will be approximately 8,500,000 shares of the Company's common stock issued and outstanding. After the 1-for-100 reverse-split has been completed the total number of issued and outstanding shares of the Company's common stock will be approximately 85,000.

ITEM 5. OTHER INFORMATION

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

We filed a current report on Form 8-K dated May 15, 2008 disclosing that, on March 20, 2008, the shareholders owning a majority of the outstanding shares resolved to change the Company's name from Cantop Ventures, Inc. to Wolf Resources, Inc.. The change became effective on April 30, 2008 with the filing of the Company's Amended and Restated Articles of Incorporation with the Nevada Secretary of State.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 12, 2008

Wolf Resources, Inc.


/s/ Christopher Paterson
-------------------------------------------
Christopher Paterson
President, Principal Accounting Officer and
Principal Financial Officer