Form 10-K
period 2008-07-31
Wolf Resources, Inc.
filed 2008-11-14
CIK 1328769

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2008.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number: 000-1328769

                              WOLF RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

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

                                  403-585-9144
                (Issuer's Telephone Number, Including Area Code)

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
                                      none

Indicated by check mark if the registrant is a well-known seasonsed issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
            $31,000 based on the last sale price of our common stock

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

            8,500,000 shares of common stock as at November 13, 2008

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1:  BUSINESS..........................................................   3
ITEM 1A: RISK FACTORS......................................................   6
ITEM 2:  PROPERTIES........................................................  11
ITEM 3:  LEGAL PROCEEDINGS.................................................  11
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  11
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........  12
ITEM 6:  SELECTED FINANCIAL DATA...........................................  12
ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........  12
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  13
ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  14
ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURES........................................  24
ITEM 9A: CONTROLS AND PROCEDURES...........................................  24
ITEM 9B: OTHER INFORMATION.................................................  24
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE............  25
ITEM 11: EXECUTIVE COMPENSATION............................................  26
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS..................................  26
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE.....................................................  27
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES............................  27
ITEM 15: EXHIBITS AND REPORTS..............................................  28

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

IN GENERAL

We have commenced operations as an exploration stage company. We are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. Pursuant to a Mineral Property Purchase Agreement dated March 3, 2005, we acquired a 100% undivided right, title and interest in a total of six mineral claim cells, known collectively as the Copper Road I - VI claim, covering 150 hectares and located approximately two kilometers east of Deep Water Bay on Quadra Island of British Columbia. On January 30, 2008, we renewed our original claim to Copper Road I-VI, which is effective until January 30, 2009. There is no assurance that a commercially viable mineral deposit exists on the property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Once we have completed and evaluated each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that phase. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results. We have completed the initial phase of exploration on the Copper Road I - VI claim. Our professional consulting geologist, Mr. Laurence Sookochoff, has provided his geological report for the results of Phase I exploration. Pursuant to the Phase I results, he has recommended that we initiate Phase II of our exploration program, which will consist of localized magnetometer and soil surveys over the prime indicated anomalous zones. The additional work program is estimated to cost $6,300 and further work will be dependent on the results of the recommended additional program.

Even if we complete our proposed exploration programs on the Copper Road I - VI claim and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

On May 23, 2008, we filed a Certificate of Designation for Series A Preferred Stock with the Nevada Secretary of State. The Series A Preferred Stock may be converted into 40 shares of our common stock at any time.

On May 28, 2008, we filed a registration statement on Form S-1 to register 1,500,000 shares of Series A Convertible Stock as well as 60,000,000 shares of the underlying common stock that will be issuable upon the exercise of conversion features attached to the Series A Convertible Stock. The registration statement became effective on July 28, 2008. As of the date of this annual report, no shares of Series A Preferred Stock have been sold or issued.

COPPER ROAD I - VI CLAIM PURCHASE AGREEMENT

On March 3, 2005, we entered into a mineral property agreement with Mr. Larry Sostad of North Vancouver, British Columbia, whereby he sold us a 100% undivided right, title and interest in a total of six mineral cell claims located approximately two kilometers east of Deep Water Bay on Quadra Island, British Columbia.

DESCRIPTION, LOCATION AND ACCESS

The Copper Road I - VI claim property is located on Quadra Island, which is between Vancouver Island and the British Columbia mainland, within three kilometers off the east coast of Vancouver Island. The coordinates of the property are 125degrees 18' 05" W Longitude and 50 degrees 11' 05" N Latitude in the Nanaimo Mining Division. The property is accessible by ferry from the city of Campbell River to Quathiaski Cove on Quadra Island, then inland by road approximately 21 kilometers. Facilities and skilled population in Campbell River are readily available and will provide all the necessary services needed for property exploration. According to the report provided by Mr. Sookochoff, sufficient water for all phases of the exploration program could be available from numerous water sources within the confines of the property.

TITLE TO THE COPPER ROAD I - VI CLAIM

The original Copper Road I - VI claim was created on March 3, 2005 and renewed under Tenure Number 526652 on January 30, 2006. The claim has been renewed annually and is in good standing until January 30, 2009. We own a 100% interest in the claims, which entitles us to the sub-surface mineral rights. The company does not have any interest in the surface rights. To maintain the ownership of the claims, the company is obligated to either complete exploration work of one hundred dollars per cell per year (i.e. $600.00 per year) for the first three years commencing March 3, 2005, thence two hundred dollars per cell (i.e. $1,200) per year thereafter, or the payment of the equivalent of cash in lieu prior to the expiry date. There is no other cost associated with the annual renewal of the claim. If we fail to renew the claim at the expiry of the claim's tenure, we may lose rights to renew altogether.

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

EXPLORATION HISTORY

Previous exploration included diamond drilling and geophysical surveys from which estimates of mineral reserves were 115,000 tons copper and silver grading 2.8% copper and 0.5oz silver per ton and 60,000 tons of 2%+ copper subject to confirmation by drilling and underground exploration. Metallurgical tests completed in 1998 indicated that a recovery of 91% of the copper could be achieved. It was stated that the good copper recover by flotation suggests that an all-flotation procedure may be a viable process for recovery.

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

UPDATED REPORT - JULY 17, 2006

Phase I of our exploration program consisted of trenching and sampling on the Copper Road property. The samples assayed significant values for copper. Based on the results of the Phase I exploration program, Mr. Sookochoff has suggested that we commence Phase II of our exploration program. The estimated cost of this work is U.S. $6,300. Further work will be dependent upon the results of the above recommended program.

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

ITEM 1A: RISK FACTORS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

In addition to the other information in this annual report, the following factors should be carefully considered in evaluating our business and prospects:

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Copper Road I - VI claim, currently estimated at $57,500 for remaining proposed phases of exploration as more fully discussed in our professional consulting geologist's June 13, 2005 report and his update report dated July 17, 2006. We do not have sufficient funds on hand for Phase II of our exploration program which was recommended by our professional consulting geologist on July 17, 2006 and our estimated administrative costs for 12 months from the date of this annual report. Therefore, we will need to obtain additional financing in order to complete our business plan. As of July 31, 2007, we had cash in the amount of $129. We have no income from operations.

We have completed the first phase of exploration on the Copper Road I - VI claim. Our professional consulting geologist has updated his geological report for the results of Phase I exploration. He has recommended an additional work program for samples taken the Copper Road I - VI property which indicated significant copper values. The additional work program is estimated to cost $6,300 and further work will be dependent on the results of the recommended additional program.

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

The report of our independent accountant to our audited financial statements for the period ended July 31, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

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

IF WE DO NOT INCUR AN ADDITIONAL $600.00 BETWEEN JANUARY 30, 2008 AND JANUARY 30, 2009, IN EXPLORATION EXPENDITURES ON THE COPPER ROAD I - VI CLAIM, WE WILL NOT BE ABLE TO RETAIN THE PROPERTY AND OUR BUSINESS WILL FAIL.

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

Our president/secretary/treasurer and director, Mr. Graeme McNeill, only spends approximately 10% of his business time providing his services to us. While Mr. McNeill presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. McNeill from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

Our other director, Mr. Robert Roth, only spends approximately 1% of his business time providing services to us. While Mr. Roth presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Roth from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

Our officers and directors are not involved with other companies that are involved in mineral property exploration. Accordingly, we do not believe the other business interests of our officers and directors present any conflict of interest with our business.

BECAUSE OUR MINERAL PROPERTY IS LOCATED IN CANADA, THE ABILITY OF U.S. RESIDENTS TO ENFORCE LIABILITIES UNDER U.S. SECURITIES AND BANKRUPTCY LAWS WILL BE DIFFICULT.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We do not currently own any property. Our current office facilities located at 647 1st Avenue N.E., Suite 213, Calgary, Alberta are provided to us on a rent free basis by one of our directors. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending, or to the best knowledge of management, threatened against us. There were no legal proceedings previously pending which were resolved during the fourth quarter of the fiscal year ended July 31, 2008. Our address for service of process in Nevada is 564 Wedge Lane, Fernley, Nevada 89408

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol WLFR. However, no trades of our shares of common stock occurred through the facilities of the OTC Bulletin Board during the fiscal year ended July 31, 2008.

HOLDERS

We have 40 shareholders of record as at the date of this annual report.

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

ITEM 6: SELECTED FINANCIAL DATA

We have been in a development stage since its inception and had no income or assets during the period from its incorporation in 1997 through the end of its fiscal year 2008. Therefore, the information required by Item 301 of Regulation S-K is omitted for that period as not material.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF DINANCIAL CONDITION AND RESULTS OF OPERATION

PLAN OF OPERATION

From inception to date, we have completed the initial phase of exploration on the Copper Road I - VI claim, completed assaying samples taken from the property during Phase I field exploration and received an updated geological report from our professional consulting geologist for the Phase I exploration.

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended additional work recommended in our professional consulting geologist's June 13, 2005 report. We plan to raise additional funds so that we can commence the Phase II work program on the Copper Road I - VI claim in the spring of 2009. The program should take up to a one month to complete. Based on the results of the additional work program we will then undertake revised recommendations of our professional consulting geologist for Phases III & IV work programs during the fall of 2009. These programs will take approximately two months to complete. Although we have no current estimate of these revised phases of exploration we will need to incur a total of $600 before January 30, 2009 in order to maintain ownership of our property claims. The exploration work will be conducted by our trustee, Mr. Larry Sostad, who will be supervised by Mr. Laurence Sookochoff, our professional consulting geologist. They will each provide their services at standard market rates within the context of our exploration plan budget. Our agreements with each of Mr. Sostad and Mr. Sookochoff for their services are verbal.

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

RESULTS OF OPERATIONS FOR THE PERIOD FROM INCEPTION THROUGH JULY 31, 2008

We have not earned any revenues from our incorporation on February 22, 2005 to July 31, 2008. We do not anticipate earning revenues unless we enter into commercial production on the Copper Road I - VI claim, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $83,912 for the period from our inception on February 22, 2005 to July 31, 2007. These operating expenses were comprised of accounting and audit fees, mineral property costs, organization costs, regulatory fees and filings, donated management services, office rent, and office, bank charges and other sundries, net of interest income.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wolf Resources, Inc.

I have audited the accompanying balance sheets of Wolf Resources, Inc. (the "Company") as of July 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended and for the period February 22, 2005 (inception) to July 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2008 and 2007 and the results of its operations and cash flows for the years then ended and for the period February 22, 2005 (inception) to July 31, 2008 in conformity with accounting principles generally accepted in the United States.

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


                                            /s/ Michael T. Studer CPA P.C.
                                            ------------------------------------

Freeport, New York
October 29, 2008

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                           July 31,           July 31,
                                                                             2008               2007
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $    129           $    358
                                                                           --------           --------

TOTAL ASSETS                                                               $    129           $    358
                                                                           ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $     --           $  2,247
  Due to related party (non-interest bearing, due on demand)                 23,341              5,000
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                    23,341              7,247
                                                                           --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.001 par value;
   Authorized 20,000,000 shares, issued and outstanding:
    0 and 0 shares, respectively                                                 --                 --
  Common stock, $0.001 par value;
   Authorized: 100,000,000 shares, issued and outstanding:
    8,500,000 and 8,500,000 shares, respectively                              8,500              8,500
  Additional paid-in capital                                                 52,200             43,800
  Deficit accumulated during the exploration stage                          (83,912)           (59,189)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (23,212)            (6,889)
                                                                           --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $    129           $    358
                                                                           ========           ========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                Period from
                                                                                             February 22, 2005
                                                      Year ended           Year ended     (Date of Inception) to
                                                       July 31,             July 31,             July 31,
                                                         2008                 2007                 2008
                                                      ----------           ----------           ----------
REVENUE                                               $       --           $       --           $       --
                                                      ----------           ----------           ----------
Total Revenue                                                 --                   --                   --
                                                      ==========           ==========           ==========
EXPENSES
  Mining property exploration costs                           --                   --                9,500
  Impairment of mining property acquisition costs             --                   --                3,500
  General and administrative                              24,723               17,714               70,912
                                                      ----------           ----------           ----------
Total Costs and Expenses                                  24,723               17,714               83,912
                                                      ----------           ----------           ----------

NET INCOME (LOSS)                                     $  (24,723)          $  (17,714)          $  (83,912)
                                                      ==========           ==========           ==========
NET LOSS PER SHARE
  Basic and diluted                                   $    (0.00)          $    (0.00)
                                                      ==========           ==========
NUMBER OF COMMON SHARES USED TO
COMPUTE LOSS PER SHARE
  Basic and Diluted                                    8,500,000            8,500,000
                                                      ==========           ==========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period February 22, 2005 (Inception) to July 31, 2008
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                           Common Stock, $0.001                     Common       Accumulated      Total
                                                Par Value          Additional       Stock        During the    Stockholders'
                                         ---------------------      Paid-in      Subscription    Development      Equity
                                         Shares         Amount      Capital         Unpaid          Stage      (Deficiency)
                                         ------         ------      -------         ------          -----      ------------
Common stock issued for cash
  -  March, 2005 at $0.001              2,000,000     $2,000        $    --        $     --      $      --       $  2,000
  -  June, 2005 at $0.001               3,500,000      3,500             --          (3,500)            --             --
  -  July, 2005 at $0.001                 500,000        500             --              --             --            500
  -  July, 2005 at $0.01                2,500,000      2,500         22,500              --             --         25,000
Donated services                               --         --          4,500              --             --          4,500
Net loss for the period February 22,
 2005 (inception) to July 31, 2005             --         --             --              --        (14,308)       (14,308)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2005                  8,500,000      8,500         27,000          (3,500)       (14,308)        17,692
Common stock subscriptions paid                --         --             --           3,500             --          3,500
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2006                                 --         --             --              --        (27,167)       (27,167)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2006                  8,500,000      8,500         35,400              --        (41,475)         2,425
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2007                                 --         --             --              --        (17,714)       (17,714)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2007                  8,500,000      8,500         43,800              --        (59,189)        (6,889)
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2008                                 --         --             --              --        (24,723)       (24,723)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2008                  8,500,000     $8,500        $52,200        $     --      $(83,912)       $(23,212)
                                       ==========     ======        =======        ========      =========       ========

See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                      Period from
                                                                                                    February 22, 2005
                                                                      Year Ended July 31,        (Date of Inception) to
                                                                  ---------------------------           July 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(24,723)          $(17,714)          $(83,912)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
     Impairment of mining property acquisition costs                    --                 --              3,500
     Donated services                                                8,400              8,400             29,700
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                       (2,247)            (2,753)                --
                                                                  --------           --------           --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES               (18,570)           (12,067)           (50,712)
                                                                  --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mining property                                        --                 --             (3,500)
                                                                  --------           --------           --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                    --                 --             (3,500)
                                                                  --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                                 --                 --             31,000
  Due to related party                                              18,341              4,300             23,341
                                                                  --------           --------           --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                18,341              4,300             54,341
                                                                  --------           --------           --------

INCREASE (DECREASE) IN CASH                                           (229)            (7,767)               129

CASH, BEGINNING OF PERIOD                                              358              8,125                 --
                                                                  --------           --------           --------

CASH, END OF PERIOD                                               $    129           $    358           $    129
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                  $     --                 --                 --
                                                                  --------           --------           --------
   Income taxes paid                                              $     --           $     --           $     --
                                                                  --------           --------           --------


See notes to financial statements.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2008
--------------------------------------------------------------------------------

Note 1. Organization and Business Operations

     Wolf Resources, Inc. (formerly Cantop Ventures, Inc.) (the "Company") was incorporated in the State of Nevada on February 22, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources.

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2008, the Company had cash of $129 and has had accumulated losses of $83,912 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

     a) Basis of Presentation

     The Company has been presented as an "Exploration Stage Company". These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year end is July 31.

     b) Use of Estimates

     The preparation of these financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated services and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2008
--------------------------------------------------------------------------------

     c) Basic and Diluted Net Income (Loss) Per Share

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

     d) Comprehensive Loss

     SFAS No. 130, "REPORTING COMPREHENSIVE INCOME," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the period June 2, 2008 (inception) to July 31, 2008, the Company has had no other items (than net loss) that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     e) Cash and Cash Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     f) Mineral Property Costs

     The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "WHETHER MINERAL RIGHTS ARE TANGIBLE OR INTANGIBLE ASSETS". The Company assesses the carrying costs for impairment under SFAS No. 144, "ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

     g) Long-lived Assets

     In accordance with SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2008
--------------------------------------------------------------------------------

     the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

     Recoverability  is assessed  based on the carrying  amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

     h) Asset Retirement Obligations

     The Company follows the provisions of SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

     i) Financial Instruments

     The fair values of the Company's financial instruments, consisting of cash, accounts payable and accrued liabilities and due to related party, approximate their carrying values due to the immediate or short-term maturity of the financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency, or credit risks arising from its financial instruments.

     j) Income Taxes

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     k) Foreign Currency Translation

     The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "FOREIGN CURRENCY TRANSLATION", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2008
--------------------------------------------------------------------------------

     l) Recent Accounting Pronouncements

     Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which have not yet been adopted by the Company. The impact on the Company's financial position and results of operations from adoption of these standards is not expected to be material.

Note 3.  Mineral Property

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

Note 4. Related Party Transactions

     The president of the Company provides management services and office space to the Company at no cost. For the period February 22, 2005 (inception) to July 31, 2008, these services were valued at and expensed for a total of $29,700 ($4,500 in the period February 22, 2005 to July 31, 2005, $8,400 per year in the years ended July 31, 2006, 2007 and 2008), with the same amounts added to additional paid-in capital.

Note 5. Series A Preferred Stock

     On May 23, 2008, the Company certified the designation of 1,500,000 shares (of its 20,000,000 total authorized shares of preferred stock) as "Series A Preferred Stock". Each share of Series A Preferred Stock has a stated value and liquidation preference of $0.10, has no voting rights, is convertible at the option of the holder into 40 shares of the Company's common stock, and is entitled to noncumulative dividends when, if and as declared by the Board of Directors, at 6% of its par value per annum in preference to any dividends on the Company's common stock. In the event that dividends are declared on the common stock, each share of Series A Preferred stock is entitled to receive a dividend equal to 40 times the dividend per share of common stock.

     On May 28, 2008, the Company filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission (the "SEC") to sell up to 1,500,000 shares of Series A Preferred Stock at a price of $0.10 per share or $150,000 total in a "best efforts" self-underwriting for a period of 180 days from the effective date of the Registration Statement. On July 28, 2008, the Registration Statement was declared effective by the SEC.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2008
--------------------------------------------------------------------------------

Note 6. Common Stock

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

     At July 31, 2008, there are no outstanding stock options or warrants.

Note 7. Income Taxes

     The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

                                                                 Period from
                                                               February 22, 2005
                                                                   (Date of
                                   Year Ended    Year Ended      Inception) to
                                    July 31,      July 31,         July 31,
                                      2008          2007             2008
                                    --------      --------         --------
Expected tax at 35%                 $ (8,653)     $ (6,200)        $(29,369)
Donated services                       2,940         2,940           10,395
Increase in valuation allowance        5,713         3,260           18,974
                                    --------      --------         --------
Income tax provision                $     --      $     --         $     --
                                    ========      ========         ========

     Significant components of the Company's deferred income tax assets are as follows:

                                                   July 31,         July 31,
                                                    2008             2007
                                                  --------         --------
Net operating loss carryforword                   $ 18,974         $ 13,261
Valuation allowance                                (18,974)         (13,261)
                                                  --------         --------
Net deferred tax assets                           $     --         $     --
                                                  ========         ========

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2008
--------------------------------------------------------------------------------

     Based  on  management's  present  assessment,   the  Company  has  not  yet
     determined it to be more likely than not that a deferred tax asset of $18,974 at July 31, 2008 attributable to the future utilization of the net operating loss carryforward of $54,212 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $54,212 net operating loss carryforward expires $ 9,808 in year 2025, $18,767 in year 2026, $9,314 in year 2027 and $16,323 in year 2028.

     Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 8. Subsequent Event

     On September 12, 2008, Christopher Paterson resigned as a Company director and sole officer and the board of directors appointed James Fitzsimons as a Company director and sole officer effective September 12, 2008.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

CONCLUSIONS

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

ITEM 9B:  OTHER INFORMATION

None.

                                    PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

     DIRECTORS:

     Name of Director            Age
     ----------------            ---
     Graeme McNeill              27

     Robert Roth                 35

     EXECUTIVE OFFICERS:

     Name of Officer             Age                 Office
     ---------------             ---                 ------
     Graeme McNeill              27        President, CEO, Secretary,
                                           Treasurer and Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Since January 2008, Graeme McNeill has been employed as a sales executive with Taiga Forest Products in Calgary Alberta. Prior to that, he worked from January 2007 to January 2008 as a sales executive and inventory specialist for Weyerhaeuser Company in Calgary. Mr. McNeill holds a Bachelor of Commerce degree that he obtained at Royal Roads University in Calgary, Alberta in August of 2006.

ROBERT ROTH received his Masters in Business Administration from California Polytechnic State University in San Luis Obispo in 1998. Since that date, Mr. Roth has assisted companies in the areas of marketing, product management, process management, usability, public relations, advertising, customer retention, communications and graphic design.

From May, 1998 to present, Mr. Roth has worked with such companies as:
SimpleNet, Broadcast.com, Yahoo!, NetIdentity, NamePlanet, ThatYear and Infommersion. Mr. Roth is currently employed by Unity08.com in their marketing department. Mr. Roth has experience as a member of the board of directors for the following organizations: iLounge San Diego Conference Planning Committee, San Diego iMarketers and NIRSA.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2008 all such filing requirements applicable to our officers and directors were complied as follows:

                                     Number     Transactions    Known Failures
                                     of Late     Not Timely       To File a
Name and Principal Position          Reports      Reported          Report
---------------------------          -------      --------          ------

Graeme McNeill                          0            0                 0
(President CEO and director)

Christopher Paterson                    0            0                 0
(Former President CEO and director)

Robert Roth                             0            0                 0
(Director)

ITEM 11: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended July 31, 2008.

                               ANNUAL COMPENSATION

                                                               Restricted
                                                      Other      Stock     Options/      LTIP       Other
Name          Title       Year     Salary    Bonus    Comp.     Awarded     SARs(#)    payouts($)   Comp
----          -----       ----     ------    -----    -----     -------     -------    ----------   ----
Chris         Former      2008       $0        0        0          0           0           0         0
Paterson      Pres        2007       $0        0        0          0           0           0         0
              CEO & Dir   2006       $0        0        0          0           0           0         0

STOCK OPTION GRANTS

We have not granted any stock options to the executive officer since our inception.

CONSULTING AGREEMENTS

We did not and do not have any employment or consulting agreement with Mr. McNeill or Mr. Roth. We do not pay them any amount for acting as directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and directors, individually and as a group as at the date of this annual report. Except as otherwise indicated, all shares are owned directly.

Title and             Name and Address of              Number of     Percentage
 Class                 Beneficial Owner                 Shares       of Class
 -----                 ----------------                 ------       --------

Common          Graeme McNeill                                0          0.0%
                647 - 1st Ave. N.E., Suite 213
                Calgary, Alberta

Common          Robert Roth                           2,000,000         23.5%
                6354 Caminito del Cervato
                San Diego, CA  92111

Common          Christopher Paterson                  2,000,000         23.5%
Stock           1823 W 7th Avenue, Suite 210
                Vancouver, British Columbia

Common          All Officers and Directors            4,000,000         23.5%
Stock           as a Group that consists of             shares
                two people

The percent of class is based on 8,500,000 shares of common stock issued and outstanding as of the date of this annual report.

There are no arrangements that may result in our change in control of the company.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Michael T. Studer CPA P.C., billed the following fees for the services indicated:

                              Fiscal year ended          Fiscal year ended
                                July 31, 2007              July 31, 2008
                                --------------             -------------

     Audit fees                    $10,500                    $11,900
     Audit-related fees                Nil                        Nil
     Tax Fees                          Nil                        Nil
     All other fees                    Nil                        Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and reviews of our quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services.

                                     PART IV

ITEM 15: EXHIBITS FINANCIAL STATEMENT SCHEDULES

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

Dated: November 13, 2008

WOLF RESOURCES, INC.


/s/ Graeme McNeill
----------------------------------
Graeme McNeill
President, Chief Executive Officer,
Secretary, Treasurer and Director


/s/ Robert Roth
----------------------------------
Robert Roth
Director