Form 10-Q
period 2008-10-31
Wolf Resources, Inc.
filed 2008-11-26
CIK 1328769

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended October 31, 2008

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period ____________ to ____________

                        Commission File Number 000-52296


                              WOLF RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                           20-2414965
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

           564 Wedge Lane
            Fernley, NV                                       89408
(Address of principal executive offices)                    (Zip Code)

          Issuer's telephone number, including area code: 403-585-9144

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                          October 31,         July 31,
                                                                             2008               2008
                                                                           --------           --------
                                                                         (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $    720           $    129
                                                                           --------           --------

TOTAL ASSETS                                                               $    720           $    129
                                                                           ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $  7,500           $     --
  Due to related party (Non-interest bearing, due on demand)                 24,441             23,341
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                    31,941             23,341
                                                                           --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.001 par value;
    Authorized 20,000,000 shares,
    Issued and outstanding:
    0 and 0 shares, respectively                                                 --                 --
  Common stock, $0.001 par value;
    Authorized: 100,000,000 shares,
    Issued and outstanding:
    8,500,000 and 8,500,000 shares, respectively                              8,500              8,500
  Additional paid-in capital                                                 54,300             52,200
  Deficit accumulated during the exploration stage                          (94,021)           (83,912)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (31,221)           (23,212)
                                                                           --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $    720           $    129
                                                                           ========           ========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                     Cumulative
                                                                                                     during the
                                                                                                 exploration stage
                                                           Three months ended October 31,      (February 22, 2005 to
                                                           -------------------------------           October 31,
                                                              2008                 2007                 2008)
                                                           ----------           ----------           ----------
REVENUE                                                    $       --           $       --           $       --
                                                           ----------           ----------           ----------

Total Revenue                                                      --                   --                   --
                                                           ==========           ==========           ==========

EXPENSES
  Mining property exploration costs                                --                   --                9,500
  Impairment of mining property acquisition costs                  --                   --                3,500
  General and administrative                                   10,109                8,405               81,021
                                                           ----------           ----------           ----------
Total Costs and Expenses                                       10,109                8,405               94,021
                                                           ----------           ----------           ----------

NET INCOME (LOSS)                                          $  (10,109)          $   (8,405)          $  (94,021)
                                                           ==========           ==========           ==========

NET LOSS PER SHARE
  Basic and diluted                                        $    (0.00)          $    (0.00)
                                                           ==========           ==========

NUMBER OF COMMON SHARES USED TO
COMPUTE LOSS PER SHARE
  Basic and Diluted                                         8,500,000            8,500,000
                                                           ==========           ==========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period February 22, 2005 (Inception) to October 31, 2008
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                           Common Stock, $0.001                     Common       Accumulated      Total
                                                Par Value          Additional       Stock        During the    Stockholders'
                                         ---------------------      Paid-in      Subscription    Development      Equity
                                         Shares         Amount      Capital         Unpaid          Stage      (Deficiency)
                                         ------         ------      -------         ------          -----      ------------
Common stock issued for cash
  -  March, 2005 at $0.001              2,000,000     $2,000        $    --        $     --      $      --       $  2,000
  -  June, 2005 at $0.001               3,500,000      3,500             --          (3,500)            --             --
  -  July, 2005 at $0.001                 500,000        500             --              --             --            500
  -  July, 2005 at $0.01                2,500,000      2,500         22,500              --             --         25,000
Donated services                               --         --          4,500              --             --          4,500
Net loss for the period February 22,
 2005 (inception) to July 31, 2005             --         --             --              --        (14,308)       (14,308)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2005                  8,500,000      8,500         27,000          (3,500)       (14,308)        17,692
Common stock subscriptions paid                --         --             --           3,500             --          3,500
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2006                                 --         --             --              --        (27,167)       (27,167)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2006                  8,500,000      8,500         35,400              --        (41,475)         2,425
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2007                                 --         --             --              --        (17,714)       (17,714)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2007                  8,500,000      8,500         43,800              --        (59,189)        (6,889)
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2008                                 --         --             --              --        (24,723)       (24,723)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2008                  8,500,000      8,500         52,200              --       (83,912)        (23,212)
Unaudited:
Donated services                               --         --          2,100              --            --           2,100
Net loss for the three months
 ended October 31, 2008                        --         --             --              --        (10,109)       (10,109)
                                       ----------     ------        -------        --------      ---------       --------
Balance, October 31, 2008               8,500,000     $8,500        $54,300        $     --      $ (94,021)      $(31,221)
                                       ==========     ======        =======        ========      =========       ========

See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                         Cumulative
                                                                                                         during the
                                                                                                      exploration stage
                                                                 Three months ended October 31,     (February 22, 2005 to
                                                                 ------------------------------          October 31,
                                                                   2008                  2007               2008)
                                                                 --------              --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(10,109)             $ (8,405)          $(94,021)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
     Impairment of mining property acquisition costs                   --                    --              3,500
     Donated services                                               2,100                 2,100             31,800
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                       7,500                 3,753              7,500
                                                                 --------              --------           --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                 (509)               (2,552)           (51,221)
                                                                 --------              --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mining property                                       --                    --             (3,500)
                                                                 --------              --------           --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                   --                    --             (3,500)
                                                                 --------              --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                                --                    --             31,000
  Due to related party                                              1,100                 5,200             24,441
                                                                 --------              --------           --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                1,100                 5,200             55,441
                                                                 --------              --------           --------
INCREASE (DECREASE) IN CASH                                           591                 2,648                720

CASH, BEGINNING OF PERIOD                                             129                   358                 --
                                                                 --------              --------           --------

CASH, END OF PERIOD                                              $    720              $  3,006           $    720
                                                                 ========              ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                  $     --              $     --           $     --
                                                                 --------              --------           --------
  Income taxes paid                                              $     --              $     --           $     --
                                                                 --------              --------           --------


See notes to financial statements.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

Note 1 Interim Financial Statements

     The unaudited financial statements as of October 31, 2008 and for the three months ended October 31, 2008 and 2007 and for the period February 22, 2005 (inception) to October 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2008 and the results of operations and cash flows for the periods ended October 31, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended October 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2009. The balance sheet at July 31, 2008 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended July 31, 2008 as included in our report on Form 10-K.

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

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

     completed this program. At July 31, 2005, the Company provided a $3,500 reserve for impairment of the mining property acquisition costs.

Note 4 Related Party Transactions

     The president of the Company provides management services and office space to the Company at no cost. For the period February 22, 2005 (inception) to October 31, 2008, these services were valued at and expensed for a total of $31,800 ($4,500 in the period February 22, 2005 to July 31, 2005, $8,400 per year in the years ended July 31, 2006, 2007 and 2008, $2,100 for the three months ended October 31, 2008), with the same amounts added to additional paid-in capital.

     The $24,441 and $23,341 amounts due to related party at October 31, 2008 and July 31, 2008, respectively, are due a significant stockholder of the Company, are non-interest bearing, and are due on demand.

Note 5 Series A Preferred Stock

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

Note 6 Common Stock

     During the period from February 22, 2005 (inception) to July 31, 2005, the Company sold a total of 8,500,000 shares of common stock to 40 individuals and received total cash proceeds of $31,000. 4,000,000 shares were sold to company officers and directors at a price of $0.001 per share. 2,000,000 shares were sold to other individuals at a price of $0.001 per share, and 2,500,000 shares were sold to other individuals at a price of $0.01 per share. On June 30, 2006, the Securities and Exchange Commission declared effective the

     Company's Registration Statement on Form SB-2 to register the 4,500,000 shares of common stock not owned by Company officer and directors.

     At October 31, 2008, there are no outstanding stock options or warrants.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

Note 7 Income Taxes

     The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

                                                                 Period from
                                                              February 22, 2005
                                             Three months         (Date of
                                                ended           Inception) to
                                              October 31,        October 31,
                                                 2008               2008
                                               --------           --------

     Expected tax at 35%                       $ (3,538)          $(32,907)
     Donated services                               735             11,130
     Increase in valuation allowance              2,803             21,777
                                               --------           --------
     Income tax provision                      $     --           $     --
                                               ========           ========

Significant components of the Company's deferred income tax assets are as follows:

                                              October 31,         July 31,
                                                 2008               2008
                                               --------           --------

     Net operating loss carryforword           $ 21,777           $ 18,974
     Valuation allowance                        (21,777)           (18,974)
                                               --------           --------
     Net deferred tax assets                   $     --           $     --
                                               ========           ========

     Based  on  management's  present  assessment,   the  Company  has  not  yet
     determined it to be more likely than not that a deferred tax asset of $21,777 at October 31, 2008 attributable to the future utilization of the net operating loss carryforward of $62,221 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $62,221 net operating loss carryforward expires $ 9,808 in year 2025, $18,767 in year 2026, $9,314 in year 2027 ,$16,323 in year 2028 and $8,009 in year 2009.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

We are in the business of mineral property exploration. On March 3, 2005, we acquired a 100% undivided right, title and interest in and to our sole mineral property asset, known as the Copper Road I - VI claim located approximately two kilometers east of Deep Water Bay on Quadra Island, British Columbia.

The Copper Road I - VI claim consists of one mineral claim comprising 150 hectares. We own a 100% interest in the claim, which entitles us to the sub-surface mineral rights. We do not have any interest in the surface rights. To maintain the ownership of the claims, we are obligated to either complete exploration work of one hundred dollars per cell per year (i.e. $600.00) per year for the first three years commencing March 3, 2005, thence two hundred dollars per cell (i.e. $1,200) per year thereafter, or any other amount agreed upon between the parties, or the payment of the equivalent of cash in lieu prior to the expiry date. The original Copper Road I - VI claim was created on March 3, 2005, which we have renewed annually. The claim is currently recorded under Tenure Number 526652, and is in good standing until January 30, 2009. There is no other cost associated with the annual renewal of the claim.

We have not, nor has any predecessor, identified any commercially exploitable reserves of any minerals on our mineral Claims. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral Claim. After acquiring the Copper Road I - VI claim, we commissioned Mr. Laurence Sookochoff to prepare a geological report on mineral exploration potential of the Copper Road I - VI claim. In his report, Mr. Sookochoff concluded that the Copper Road I - VI claim has the potential to host significant amounts of mineralization and that further exploration of the property is warranted. Mr. Sookochoff recommended a four phase exploration program to further delineate the mineralized system currently recognized on the Copper Road I - VI claim.

To date, we have completed Phase I of our exploration plan.

PLAN OF OPERATIONS

For the three months ended October 31, 2008 and since our inception, we have not generated any revenues. We incurred operating expenses of $10,109 for the three months ended October 31, 2008. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. Our net loss for the three months ended October 31, 2008 was $10,109.

Our business plan is to proceed with the exploration of the Copper Road I - VI Claim to determine whether there are commercially exploitable reserves of gold, silver, copper or other metals. We decided to proceed with Phase I of the exploration program recommended by Lawrence Sookochoff. Phase I of our exploration program, which cost the Company $6,300, consisted of trenching and sampling on the Copper Road property. The samples assayed significant values for copper.

Mr. Sookochoff provided us with an updated report on our claim on July 17, 2006, after completion of Phase I of our exploration program. Based on the results of the Phase I exploration program, Mr. Sookochoff suggested that we commence Phase
II. The estimated cost of this work is $6,300. Due to lack of funds, we have not yet commenced Phase II of our exploration program.

The company currently does not have capital to complete Phases II through IV of the program. In addition to the exploration program costs, we estimate we will incur $5,000 in administrative costs for the year following the date of this quarterly report. Accordingly, we will need to raise additional funds to meet ongoing capital needs. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be advances from related parties and joint venture or sale of a partial interest in the Copper Road I - VI claim to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended October 31, 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and affected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended October 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our security holders for a vote during the quarter ended October 31, 2008.

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

REPORTS ON FORM 8-K

On September 12, 2008, we filed a current report on Form 8-K announcing that James Fitzsimons had been appointed as our director and officer in place of Christopher Paterson, who had resigned from these positions.

On November 10, 2008, we filed a current report on Form 8-K announcing that effective October 28, 2008, Graeme McNeill had been appointed as our director and officer in place of James Fitzsimons, who had resigned from these positions.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 24, 2008

Wolf Resources, Inc.


/s/ Graeme McNeill
-------------------------------------------
Graeme McNeill
President, Principal Accounting Officer and
Principal Financial Officer