Form 10-Q
period 2009-01-31
Wolf Resources, Inc.
filed 2009-03-05
CIK 1328769

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended January 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                          January 31,         July 31,
                                                                             2009               2008
                                                                           --------           --------
                                                                         (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $  2,958           $    129
                                                                           --------           --------

TOTAL ASSETS                                                               $  2,958           $    129
                                                                           ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $  1,539           $     --
  Due to related party (Non-interest bearing, due on demand)                 34,831             23,341
                                                                           --------           --------

TOTAL CURRENT LIABILITIES                                                    36,370             23,341
                                                                           --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.001 par value;
    Authorized 20,000,000 shares,
    Issued and outstanding:
    0 and 0 shares, respectively                                                 --                 --
  Common stock, $0.001 par value;
    Authorized: 100,000,000 shares,
    Issued and outstanding:
    8,500,000 and 8,500,000 shares, respectively                              8,500              8,500
  Additional paid-in capital                                                 56,400             52,200
  Deficit accumulated during the exploration stage                          (98,312)           (83,912)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (33,412)           (23,212)
                                                                           --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $  2,958           $    129
                                                                           ========           ========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                        Cumulative
                                                                                                        during the
                                                                                                    exploration stage
                                              Three months ended            Six months ended       (February 22, 2005
                                                  January 31,                   January 31,                to
                                          -------------------------     -------------------------       January 31,
                                             2009           2008           2009           2008             2009)
                                          ----------     ----------     ----------     ----------       ----------
REVENUE                                   $       --     $       --     $       --     $       --       $       --
                                          ----------     ----------     ----------     ----------       ----------

Total Revenue                                     --             --             --             --               --
                                          ==========     ==========     ==========     ==========       ==========
EXPENSES
  Mining property exploration costs               --             --             --             --            9,500
  Impairment of mining property
   acquisition costs                              --             --             --             --            3,500
  General and administrative                   4,291          5,090         14,400         13,495           85,312
                                          ----------     ----------     ----------     ----------       ----------
Total Costs and Expenses                       4,291          5,090         14,400         13,495           98,312
                                          ----------     ----------     ----------     ----------       ----------

NET INCOME (LOSS)                         $   (4,291)    $   (5,090)    $  (14,400)    $  (13,495)      $  (98,312)
                                          ==========     ==========     ==========     ==========       ==========

NET LOSS PER SHARE
  Basic and diluted                       $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)
                                          ==========     ==========     ==========     ==========
NUMBER OF COMMON SHARES USED TO
COMPUTE LOSS PER SHARE
  Basic and Diluted                        8,500,000      8,500,000      8,500,000      8,500,000
                                          ==========     ==========     ==========     ==========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period February 22, 2005 (Inception) to January 31, 2009
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                           Common Stock, $0.001                     Common       Accumulated      Total
                                                Par Value          Additional       Stock        During the    Stockholders'
                                         ---------------------      Paid-in      Subscription    Exploration      Equity
                                         Shares         Amount      Capital         Unpaid          Stage      (Deficiency)
                                         ------         ------      -------         ------          -----      ------------
Common stock issued for cash
  -  March, 2005 at $0.001              2,000,000     $2,000        $    --        $     --      $      --       $  2,000
  -  June, 2005 at $0.001               3,500,000      3,500             --          (3,500)            --             --
  -  July, 2005 at $0.001                 500,000        500             --              --             --            500
  -  July, 2005 at $0.01                2,500,000      2,500         22,500              --             --         25,000
Donated services                               --         --          4,500              --             --          4,500
Net loss for the period February 22,
 2005 (inception) to July 31, 2005             --         --             --              --        (14,308)       (14,308)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2005                  8,500,000      8,500         27,000          (3,500)       (14,308)        17,692
Common stock subscriptions paid                --         --             --           3,500             --          3,500
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2006                                 --         --             --              --        (27,167)       (27,167)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2006                  8,500,000      8,500         35,400              --        (41,475)         2,425
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2007                                 --         --             --              --        (17,714)       (17,714)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2007                  8,500,000      8,500         43,800              --        (59,189)        (6,889)
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2008                                 --         --             --              --        (24,723)       (24,723)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2008                  8,500,000      8,500         52,200              --       (83,912)        (23,212)
Unaudited:
Donated services                               --         --          2,100              --            --           2,100
Net loss for the three months
 ended October 31, 2008                        --         --             --              --        (10,109)       (10,109)
                                       ----------     ------        -------        --------      ---------       --------
Balance, October 31, 2008               8,500,000     $8,500        $54,300        $     --      $ (94,021)      $(31,221)
Unaudited:
Donated services                               --         --          2,100              --             --          2,100
Net loss for the three months
 ended January 31, 2009                        --         --             --              --         (4,291)        (4,291)
                                       ----------     ------        -------        --------      ---------       --------
Balance, January 31, 2009               8,500,000     $8,500        $56,400        $     --      $ (98,312)      $(33,412)
                                       ==========     ======        =======        ========      =========       ========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                 Cumulative
                                                                                                 during the
                                                                                              exploration stage
                                                                      Six months ended       (February 22, 2005
                                                                         January 31,                 to
                                                                  ------------------------       January 31,
                                                                    2009            2008             2009)
                                                                  --------        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(14,400)       $(13,495)        $(98,312)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
     Impairment of mining property acquisition costs                    --              --            3,500
     Donated services                                                4,200           4,200           33,900
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                        1,539          (2,247)           1,539
                                                                  --------        --------         --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                (8,661)        (11,542)         (59,373)
                                                                  --------        --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mining property                                        --              --           (3,500)
                                                                  --------        --------         --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                    --              --           (3,500)
                                                                  --------        --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                                 --              --           31,000
  Due to related party                                              11,490          12,326           34,831
                                                                  --------        --------         --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                11,490          12,326           65,831
                                                                  --------        --------         --------
INCREASE (DECREASE) IN CASH                                          2,829             784            2,958

CASH, BEGINNING OF PERIOD                                              129             358               --
                                                                  --------        --------         --------

CASH, END OF PERIOD                                               $  2,958        $  1,142         $  2,958
                                                                  ========        ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                   $     --        $     --         $     --
                                                                  --------        --------         --------
  Income taxes paid                                               $     --        $     --         $     --
                                                                  --------        --------         --------


See notes to financial statements.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

Note 1 Interim Financial Statements

     The unaudited financial statements as of January 31, 2009 and for the three and six months ended January 31, 2009 and 2008 and for the period February 22, 2005 (inception) to January 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2009 and the results of operations and cash flows for the periods ended January 31, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended January 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2009. The balance sheet at July 31, 2008 has been derived from the audited financial statements at that date.

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

Note 3 Mineral Property

     Pursuant to a mineral property purchase agreement dated March 3, 2005, the Company acquired a 100% undivided right, title and interest in the Copper Road I -VI mineral claim, located approximately 2 kilometres East of Deep Water Bay, Quadra Island of British Columbia, Canada for $3,500. The Tenure Number ID is 526652, which expires January 30, 2010. The property is in the name of Larry Ralph W. Sostad held by him in trust for the Company.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

     In June 2005, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $65,000. Due to lack of working capital, the Company has not completed this program. At July 31, 2005, the Company provided a $3,500 reserve for impairment of the mining property acquisition costs.

Note 4 Related Party Transactions

     The president of the Company provides management services and office space to the Company at no cost. For the period February 22, 2005 (inception) to January 31, 2009, these services were valued at and expensed for a total of $33,900 ($4,500 in the period February 22, 2005 to July 31, 2005, $8,400 per year in the years ended July 31, 2006, 2007 and 2008 and $4,200 for the six months ended January 31, 2009), with the same amounts added to additional paid-in capital.

     The $34,831 and $23,341 amounts due to related party at January 31, 2009 and July 31, 2008, respectively, are due a significant stockholder of the Company, are non-interest bearing, and are due on demand.

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

     On May 28, 2008, the Company filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission (the "SEC") to sell up to 1,500,000 shares of Series A Preferred Stock at a price of $0.10 per share or $150,000 total in a "best efforts" self-underwriting for a period of 180 days from the effective date of the Registration Statement. On July 28, 2008, the Registration Statement was declared effective by the SEC. On January 24, 2009, the offering was terminated; no shares were sold.

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

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

     effective the Company's Registration Statement on Form SB-2 to register the 4,500,000 shares of common stock not owned by Company officer and directors.

     At January 31, 2009, there are no outstanding stock options or warrants.

Note 7 Income Taxes

     The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

                                                                                   Period from
                                                                                February 22, 2005
                                            Three months        Six months      (Date of Inception)
                                               ended              ended                to
                                             January 31,        January 31,        January 31,
                                                2009               2009               2009
                                              --------           --------           --------
     Expected tax at 35%                      $ (1,502)          $ (5,040)          $(34,409)
     Donated services                              735              1,470             11,865
     Increase in valuation allowance               767              3,570             22,544
                                              --------           --------           --------
     Income tax provision                     $     --           $     --           $     --
                                              ========           ========           ========

     Significant components of the Company's deferred income tax assets are as follows:

                                             January 31,          July 31,
                                                2009               2008
                                              --------           --------
     Net operating loss carryforword          $ 22,544           $ 18,974
     Valuation allowance                       (22,544)           (18,974)
                                              --------           --------
     Net deferred tax assets                  $     --           $     --
                                              ========           ========

     Based  on  management's  present  assessment,   the  Company  has  not  yet
     determined it to be more likely than not that a deferred tax asset of $22,544 at January 31, 2009 attributable to the future utilization of the net operating loss carryforward of $64,412 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $64,411 net operating loss carryforward expires $ 9,808 in year 2025, $18,767 in year 2026, $9,314 in year 2027 ,$16,323 in year 2028 and $10,200 in year 2009.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

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

The Copper Road I - VI claim consists of one mineral claim comprising 150 hectares. We own a 100% interest in the claim, which entitles us to the sub-surface mineral rights. We do not have any interest in the surface rights. To maintain the ownership of the claims, we are obligated to either complete exploration work of one hundred dollars per cell per year (i.e. $600.00) per year for the first three years commencing March 3, 2005, thence two hundred dollars per cell (i.e. $1,200) per year thereafter, or any other amount agreed upon between the parties, or the payment of the equivalent of cash in lieu prior to the expiry date. The original Copper Road I - VI claim was created on March 3, 2005, which we have renewed annually. The claim is currently recorded under Tenure Number 526652, and is in good standing until January 30, 2010. There is no other cost associated with the annual renewal of the claim.

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

PLAN OF OPERATIONS

For the six months ended January 31, 2009 and since our inception, we have not generated any revenues. We incurred operating expenses of $14,400 for the six months ended January 31, 2009. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. Our net loss for the six months ended January 31, 2009 was $14,400.

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

Mr. Sookochoff provided us with an updated report on our claim on July 17, 2006, after completion of Phase I of our exploration program. Based on the results of the Phase I exploration program, Mr. Sookochoff suggested that we commence Phase
II. The estimated cost of this work is $7,500. Due to lack of funds, we have not yet commenced Phase II of our exploration program.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended January 31, 2009 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the six months ended January 31, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our security holders for a vote during the quarter ended January 31, 2009.

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

On February 23, 2009, we filed a current report on Form 8-K announcing that Robert Roth had resigned as our director on February 17, 2009 and had sold 2,000,000 shares of our common stock to our president, Graeme McNeill.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2009

Wolf Resources, Inc.


/s/ Graeme McNeill
-------------------------------------------
Graeme McNeill
President, Principal Accounting Officer and
Principal Financial Officer