Form 10-Q
period 2009-04-30
Wolf Resources, Inc.
filed 2009-05-29
CIK 1328769

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended April 30, 2009

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
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                          April 30,           July 31,
                                                                            2009                2008
                                                                          ---------           ---------
                                                                         (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $   1,160           $     129
                                                                          ---------           ---------

TOTAL ASSETS                                                              $   1,160           $     129
                                                                          =========           =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                $   1,539           $      --
  Due to related party (Non-interest bearing, due on demand)                 36,031              23,341
                                                                          ---------           ---------

TOTAL CURRENT LIABILITIES                                                    37,570              23,341
                                                                          ---------           ---------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.001 par value;
   Authorized 20,000,000 shares,
   Issued and outstanding:
   0 and 0 shares, respectively                                                  --                  --
  Common stock, $0.001 par value;
   Authorized: 100,000,000 shares,
   Issued and outstanding:
   8,500,000 and 8,500,000 shares, respectively                               8,500               8,500
  Additional paid-in capital                                                 58,500              52,200
  Deficit accumulated during the exploration stage                         (103,410)            (83,912)
                                                                          ---------           ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (36,410)            (23,212)
                                                                          ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                   $   1,160           $     129
                                                                          =========           =========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                       Cumulative during the
                                                 Three months ended            Nine months ended        exploration stage
                                                      April 30,                    April 30,           (February 22, 2005 to
                                              -------------------------     ------------------------         April 30,
                                                 2009           2008           2009          2008              2009)
                                              ----------     ----------     ----------    ----------        ----------
REVENUE                                       $       --     $       --     $       --    $       --        $       --
                                              ----------     ----------     ----------    ----------        ----------
Total Revenue                                         --             --             --            --                --
                                              ==========     ==========     ==========    ==========        ==========
EXPENSES
  Mining property exploration costs                   --             --             --            --             9,500
  Impairment of mining property acquisition
   costs                                              --             --             --            --             3,500
  General and administrative                       5,098          4,571         19,498        18,066            90,410
                                              ----------     ----------     ----------    ----------        ----------
Total Costs and Expenses                           5,098          4,571         19,498        18,066           103,410
                                              ----------     ----------     ----------    ----------        ----------

NET INCOME (LOSS)                             $   (5,098)    $   (4,571)    $  (19,498)   $  (18,066)       $ (103,410)
                                              ==========     ==========     ==========    ==========        ==========

NET LOSS PER SHARE
  Basic and diluted                           $    (0.00)    $    (0.00)    $    (0.00)   $    (0.00)
                                              ==========     ==========     ==========    ==========
NUMBER OF COMMON SHARES USED TO
COMPUTE LOSS PER SHARE
  Basic and Diluted                            8,500,000      8,500,000      8,500,000     8,500,000
                                              ==========     ==========     ==========    ==========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period February 22, 2005 (Inception) to April 30, 2009
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                           Common Stock, $0.001                     Common       Accumulated      Total
                                                Par Value          Additional       Stock        During the    Stockholders'
                                         ---------------------      Paid-in      Subscription    Exploration      Equity
                                         Shares         Amount      Capital         Unpaid          Stage      (Deficiency)
                                         ------         ------      -------         ------          -----      ------------
Common stock issued for cash
  -  March, 2005 at $0.001              2,000,000     $2,000        $    --        $     --      $      --       $  2,000
  -  June, 2005 at $0.001               3,500,000      3,500             --          (3,500)            --             --
  -  July, 2005 at $0.001                 500,000        500             --              --             --            500
  -  July, 2005 at $0.01                2,500,000      2,500         22,500              --             --         25,000
Donated services                               --         --          4,500              --             --          4,500
Net loss for the period February 22,
 2005 (inception) to July 31, 2005             --         --             --              --        (14,308)       (14,308)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2005                  8,500,000      8,500         27,000          (3,500)       (14,308)        17,692
Common stock subscriptions paid                --         --             --           3,500             --          3,500
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2006                                 --         --             --              --        (27,167)       (27,167)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2006                  8,500,000      8,500         35,400              --        (41,475)         2,425
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2007                                 --         --             --              --        (17,714)       (17,714)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2007                  8,500,000      8,500         43,800              --        (59,189)        (6,889)
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2008                                 --         --             --              --        (24,723)       (24,723)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2008                  8,500,000      8,500         52,200              --       (83,912)        (23,212)
Unaudited:
Donated services                               --         --          2,100              --            --           2,100
Net loss for the three months
 ended October 31, 2008                        --         --             --              --        (10,109)       (10,109)
                                       ----------     ------        -------        --------      ---------       --------
Balance, October 31, 2008               8,500,000      8,500         54,300              --        (94,021)       (31,221)
Unaudited:
Donated services                               --         --          2,100              --             --          2,100
Net loss for the three months
 ended January 31, 2009                        --         --             --              --         (4,291)        (4,291)
                                       ----------     ------        -------        --------      ---------       --------
Balance, January 31, 2009               8,500,000      8,500         56,400              --        (98,312)       (33,412)

Unaudited:
Donated services                               --         --          2,100              --             --          2,100
Net loss for the three months
 ended April 30, 2009                          --         --             --              --         (5,098)        (5,098)
                                       ----------     ------        -------        --------      ---------       --------
Balance, April 30, 2009                 8,500,000     $8,500        $58,500        $     --      $(103,410)      $(36,410)
                                       ==========     ======        =======        ========      =========       ========

See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                 Cumulative during the
                                                                       Nine months ended           exploration stage
                                                                           April 30,             (February 22, 2005 to
                                                                  --------------------------           April 30,
                                                                     2009            2008                2009)
                                                                  ---------        ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (19,498)       $ (18,066)          $(103,410)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
     Impairment of mining property acquisition costs                     --               --               3,500
     Donated services                                                 6,300            6,300              36,000
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                         1,539           (2,247)              1,539
                                                                  ---------        ---------           ---------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                (11,659)         (14,013)            (62,371)
                                                                  ---------        ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mining property                                         --               --              (3,500)
                                                                  ---------        ---------           ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                     --               --              (3,500)
                                                                  ---------        ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                                  --               --              31,000
  Due to related party                                               12,690           14,166              36,031
                                                                  ---------        ---------           ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                 12,690           14,166              67,031
                                                                  ---------        ---------           ---------
INCREASE (DECREASE) IN CASH                                           1,031              153               1,160

CASH, BEGINNING OF PERIOD                                               129              358                  --
                                                                  ---------        ---------           ---------

CASH, END OF PERIOD                                               $   1,160        $     511           $   1,160
                                                                  =========        =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                   $      --        $      --           $      --
                                                                  ---------        ---------           ---------
  Income taxes paid                                               $      --        $      --           $      --
                                                                  ---------        ---------           ---------


See notes to financial statements.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2009
(Unaudited)
--------------------------------------------------------------------------------

Note 1 Interim Financial Statements

     The unaudited financial statements as of April 30, 2009 and for the three and nine months ended April 30, 2009 and 2008 and for the period February 22, 2005 (inception) to April 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2009 and the results of operations and cash flows for the periods ended April 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended April 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2009. The balance sheet at July 31, 2008 has been derived from the audited financial statements at that date.

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

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2009
(Unaudited)
--------------------------------------------------------------------------------

Note 4 Related Party Transactions

     The president of the Company provides management services and office space to the Company at no cost. For the period February 22, 2005 (inception) to April 30, 2009, these services were valued at and expensed for a total of $36,000 ($4,500 in the period February 22, 2005 to July 31, 2005, $8,400 per year in the years ended July 31, 2006, 2007 and 2008 and $6,300 for the nine months ended April 30, 2009), with the same amounts added to additional paid-in capital.

     The $36,031 and $23,341 amounts due to related party at April 30, 2009 and July 31, 2008, respectively, are due a significant stockholder of the Company, are non-interest bearing, and are due on demand.

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

     At April 30, 2009, there are no outstanding stock options or warrants.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2009
(Unaudited)
--------------------------------------------------------------------------------

Note 7 Income Taxes

     The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

                                                                                       Period from
                                                                                     February 22, 2005
                                                 Three months        Nine months         (Date of
                                                    ended              ended           Inception) to
                                                   April 30,          April 30,          April 30,
                                                     2009               2009               2009
                                                   --------           --------           --------
          Expected tax at 35%                      $ (1,784)          $ (6,824)          $(36,194)
          Donated services                              735              2,205             12,600
          Increase in valuation allowance             1,049              4,619             23,594
                                                   --------           --------           --------
          Income tax provision                     $     --           $     --           $     --
                                                   ========           ========           ========

     Significant components of the Company's deferred income tax assets are as follows:

                                                   April 30,           July 31,
                                                     2009               2008
                                                   --------           --------
          Net operating loss carryforword          $ 23,594           $ 18,974
          Valuation allowance                       (23,594)           (18,974)
                                                   --------           --------

          Net deferred tax assets                  $     --           $     --
                                                   ========           ========

     Based  on  management's  present  assessment,   the  Company  has  not  yet
     determined it to be more likely than not that a deferred tax asset of $23,594 at April 30, 2009 attributable to the future utilization of the net operating loss carryforward of $67,410 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $67,410 net operating loss carryforward expires $ 9,808 in year 2025, $18,767 in year 2026, $9,314 in year 2027 ,$16,323 in year 2028 and $13,198 in year 2029.

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

PLAN OF OPERATIONS

For the nine months ended April 30, 2009 and since our inception, we have not generated any revenues. We incurred operating expenses of $19,498 for the nine months ended April 30, 2009. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. Our net loss for the nine months ended April 30, 2009 was $19,498.

Our business plan is to proceed with the exploration of the Copper Road I - VI Claim to determine whether there are commercially exploitable reserves of gold, silver, copper or other metals. We previously completed Phase I of the exploration program recommended by Lawrence Sookochoff, our consulting geologist. Phase I of our exploration program, which cost $7,500, consisted of trenching and sampling of the Copper Road property. The samples assayed significant values for copper.

Mr. Sookochoff provided us with an updated report on our claim on July 17, 2006 after completion of Phase I of our exploration program. Based on the results of the Phase I exploration program, Mr. Sookochoff suggested that we commence Phase
II. The estimated cost of this work is $7,500. Due to lack of funds, we have not yet commenced Phase II of our exploration program.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2009, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended April 30, 2009 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the nine months ended April 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our security holders for a vote during the quarter ended April 30, 2009.

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

May 28, 2009

Wolf Resources, Inc.


/s/ Graeme McNeill
-------------------------------------------
Graeme McNeill
President, Principal Accounting Officer and
Principal Financial Officer