Form 10-K/A
period 2008-07-31
Wolf Resources, Inc.
filed 2009-06-30
CIK 1328769

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          AMENDMENT NO. 1 TO FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2008

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
                                      none

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

ASSESSMENT OF EFFECTIVENESS OF CONTROLS

As of our fiscal year ended July 31, 2008, our management has concluded that our internal control over financial reporting is effective. Our management is not aware of any material weakness in our internal control over financial reporting.

LIMITATIONS OF REPORT

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting:
Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

CONSULTING AGREEMENTS

We did not and do not have any employment or consulting agreement with Mr. McNeill. We do not pay them any amount for acting as directors.

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

Title and             Name and Address of              Number of     Percentage
 Class                 Beneficial Owner                 Shares       of Class
 -----                 ----------------                 ------       --------

Common          Graeme McNeill                        2,000,000         23.5%
                647 - 1st Ave. N.E., Suite 213
                Calgary, Alberta

Common          Christopher Paterson                  2,000,000         23.5%
Stock           1823 W 7th Avenue, Suite 210
                Vancouver, British Columbia

Common          All Officers and Directors            4,000,000         23.5%
Stock           as a Group that consists of             shares
                one person

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

Dated: June 29, 2009

WOLF RESOURCES, INC.


/s/ Graeme McNeill
----------------------------------
Graeme McNeill
President, Chief Executive Officer,
Secretary, Treasurer and Director