Form 10-K/A
period 2008-07-31
Wolf Resources, Inc.
filed 2009-07-23
CIK 1328769

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          AMENDMENT NO. 2 TO FORM 10-K

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

CONCLUSIONS

Based on his evaluation of our controls, our chief executive officer and chief accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the period covered by this report that have been materially affected, or are reasonably likely to affect our internal controls.

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

Dated: July 23, 2009

WOLF RESOURCES, INC.


/s/ Graeme McNeill
----------------------------------
Graeme McNeill
President, Chief Executive Officer,
Secretary, Treasurer and Director