Form 10-K/A
period 2008-07-31
Wolf Resources, Inc.
filed 2009-07-28
CIK 1328769

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          AMENDMENT NO. 3 TO FORM 10-K

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

Dated: July 28, 2009

WOLF RESOURCES, INC.


/s/ Graeme McNeill
----------------------------------
Graeme McNeill
President, Chief Executive Officer,
Secretary, Treasurer and Director