Form 10-K
period 2009-07-31
Wolf Resources, Inc.
filed 2009-10-07
CIK 1328769

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2009.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-52296

                              WOLF RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                                          20-2414965
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

       564 Wedge Lane, Fernley, NV                                 89408
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
                                      none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter

            $45,000 based on the last sale price of our common stock

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

             8,500,000 shares of common stock as at October 7, 2009

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1:  BUSINESS..........................................................   3

ITEM 1A: RISK FACTORS......................................................   6

ITEM 1B: UNRESOLVED STAFF COMMENTS.........................................  10

ITEM 2:  PROPERTIES........................................................  11

ITEM 3:  LEGAL PROCEEDINGS.................................................  11

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  11

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........  12

ITEM 6:  SELECTED FINANCIAL DATA...........................................  12

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........  12

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  13

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   14

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES........................................   24

ITEM 9A: CONTROLS AND PROCEDURES..........................................   24

ITEM 9B: OTHER INFORMATION................................................   25

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE...........   25

ITEM 11: EXECUTIVE COMPENSATION...........................................   26

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS..................................   26

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE.....................................................   27

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................   27

ITEM 15: EXHIBITS AND REPORTS.............................................   28

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

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Once we have completed and evaluated each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that phase. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results. We have completed the initial phase of exploration on the Copper Road I - VI claim. Our professional consulting geologist, Mr. Laurence Sookochoff, has provided his geological report for the results of Phase I exploration. Pursuant to the Phase I results, he has recommended that we initiate Phase II of our exploration program, which will consist of localized magnetometer and soil surveys over the prime indicated anomalous zones. The additional work program is estimated to cost $7,500 and further work will be dependent on the results of the recommended additional program.

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

DESCRIPTION, LOCATION AND ACCESS

The Copper Road I - VI claim property is located on Quadra Island, which is between Vancouver Island and the British Columbia mainland, within three kilometers off the east coast of Vancouver Island. The coordinates of the property are 125 degrees 18' 05" W Longitude and 50 degrees 11' 05" N Latitude in the Nanaimo Mining Division. The property is accessible by ferry from the city of Campbell River to Quathiaski Cove on Quadra Island, then inland by road approximately 21 kilometers. Facilities and skilled population in Campbell River are readily available and will provide all the necessary services needed for property exploration. According to the report provided by Mr. Sookochoff, sufficient water for all phases of the exploration program could be available from numerous water sources within the confines of the property.

TITLE TO THE COPPER ROAD I - VI CLAIM

The original Copper Road I - VI claim was created on March 3, 2005 and renewed under Tenure Number 526652 on January 30, 2006. The claim has been renewed annually and is in good standing until January 30, 2010. We own a 100% interest in the claims, which entitles us to the sub-surface mineral rights. The company does not have any interest in the surface rights. To maintain the ownership of the claims, the company is obligated to either complete exploration work of one hundred dollars per cell per year (i.e. $600.00 per year) for the first three years commencing March 3, 2005, thence two hundred dollars per cell (i.e. $1,200) per year thereafter, or the payment of the equivalent of cash in lieu prior to the expiry date. There is no other cost associated with the annual renewal of the claim. If we fail to renew the claim at the expiry of the claim's tenure, we may lose rights to renew altogether.

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

POTENTIAL ACQUISITIONS

Our ability to continue exploration of the Copper Road I - VI is subject to our ability to raise additional funds. We are reviewing other potential acquisitions in various sectors. Currently, we are in the process of completing due diligence investigations of various opportunities. However, there is no guarantee that we will be able to reach any agreement to acquire such assets.

EMPLOYEES

We have no employees as of the date of this annual report other than our one director.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

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

In addition to the other information in this annual report, the following factors should be carefully considered in evaluating our business and prospects:

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Copper Road I - VI claim, currently estimated at $57,500 for remaining proposed phases of exploration as more fully discussed in our professional consulting geologist's June 13, 2005 report and his update report dated July 17, 2006. We do not have sufficient funds on hand for Phase II of our exploration program, which was recommended by our professional consulting geologist on July 17, 2006 and our estimated administrative costs for 12 months from the date of this annual report. Therefore, we will need to obtain additional financing in order to complete our business plan. As of July 31, 2009, we had cash in the amount of $279. We have no revenue or income from operations.

We have completed the first phase of exploration on the Copper Road I - VI claim. Our professional consulting geologist has updated his geological report for the results of Phase I exploration. He has recommended an additional work program for samples taken the Copper Road I - VI property which indicated significant copper values. The additional work program is estimated to cost $7,500 and further work will be dependent on the results of the recommended additional program.

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

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have commenced exploration on the Copper Road I - VI claim. We have completed Phase I exploration and received an updated geological report based on the results of Phase I from our professional consulting geologist. Since we have not conducted the remaining phases of exploration recommended in our June 30, 2005 or July 17, 2006 geological reports, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on February 22, 2005 and to date have been involved primarily in organizational activities, the acquisition of the mineral property option and Phase I field exploration, which included showing relocation and geological examination, trenching and sampling and electromagnetic and magnetometer surveys. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. If we encounter these problems, we will likely continue to incur losses, which may have a negative impact on an investment in our common stock.

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

Because we are a reporting issuer in the United States, we will be required to file periodic reports with the Securities & Exchange Commission, including financial statements and disclosure regarding changes in our operations. We anticipate that we will incur approximately $25,000 per year in order to comply with these reporting requirements. As our operations become more complex, it is anticipated that these costs will increase. These compliance costs will be charged to operations and will negatively impact our ability to attain profitable operations.

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

The report of our independent accountant to our audited financial statements for the period ended July 31, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

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

Until the Copper Road I - VI claim is surveyed, the precise location of the boundaries of the claim may be in doubt. If we discover mineralization that is close to the estimated claim boundaries, it is possible that some or all of this mineralization may occur outside surveyed boundaries. In such a case, we would not have the right to extract these minerals.

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

BECAUSE OUR OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, secretary, treasurer and sole director, Mr. Graeme McNeill, only spends approximately 10% of his business time providing his services to us. While Mr. McNeill presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. McNeill from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

Our sole officer and director is not involved with other companies that are involved in mineral property exploration. Accordingly, we do not believe the other business interests of our officer and director presents any conflict of interest with our business.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We do not currently own any property. Our current office facilities located at 647 1st Avenue N.E., Suite 213, Calgary, Alberta are provided to us on a rent free basis by our director. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending, or to the best knowledge of management, threatened against us. There were no legal proceedings previously pending which were resolved during the fourth quarter of the fiscal year ended July 31, 2009. Our address for service of process in Nevada is 564 Wedge Lane, Fernley, Nevada 89408

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol WLFR. However, no trades of our shares of common stock occurred through the facilities of the OTC Bulletin Board during the fiscal year ended July 31, 2009.

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

ITEM 6: SELECTED FINANCIAL DATA

We have been in a development stage since our inception and had no income or assets during the period from our incorporation in 2005 through the end of our fiscal year ended July 31, 2009. Therefore, the information required by Item 301 of Regulation S-K is omitted for that period as not material.

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

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended additional work recommended in our professional consulting geologist's June 13, 2005 report. Based on the results of the additional work program we will then undertake revised recommendations of our professional consulting geologist for Phases III & IV work programs. These programs will take approximately two months to complete. Although we have no current estimate of these revised phases of exploration, we will need to incur a total of $600 before January 30, 2010 in order to maintain ownership of our property claims. The exploration work will be conducted by our trustee, Mr. Larry Sostad, who will be supervised by Mr. Laurence Sookochoff, our professional consulting geologist. They will each provide their services at standard market rates within the context of our exploration plan budget. Our agreements with each of Mr. Sostad and Mr. Sookochoff for their services are verbal.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program.

In addition to the exploration program costs, we estimate we will incur $20,000 in administrative costs for the year following the date of this annual report.

Total expenditures related to exploration, administration over the next 12 months are therefore expected to be approximately $35,000.

We will require additional funding in order to cover our anticipated administrative costs for the next year, as well as Phase II and III exploration programs on the Copper Road I - VI claim. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

If we are successful in our exploration program and identify a mineral deposit on the Copper Road I - VI claim we will still have to spend substantial funds on further drilling and engineering studies to determine if the deposit is commercially viable.

We are reviewing other potential acquisitions in various sectors. Currently, we are in the process of completing due diligence investigations of various opportunities. However, there is no guarantee that we will be able to reach any agreement to acquire such assets.

RESULTS OF OPERATIONS FOR THE PERIOD FROM INCEPTION THROUGH JULY 31, 2009

We have not earned any revenues from our incorporation on February 22, 2005 to July 31, 2009. We do not anticipate earning revenues unless we enter into commercial production on the Copper Road I - VI claim, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $106,492 for the period from our inception on February 22, 2005 to July 31, 2009. These operating expenses were comprised of accounting and audit fees, mineral property costs, organization costs, regulatory fees and filings, donated management services, office rent, and office, bank charges and other sundries, net of interest income.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wolf Resources, Inc.

I have audited the accompanying balance sheets of Wolf Resources, Inc. (the "Company") as of July 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years ended July 31, 2009 and 2008, and for the period February 22, 2005 (inception) to July 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2009 and 2008 and the results of its operations and cash flows for the years ended July 31, 2009 and 2008, and for the period February 22, 2005 (inception) to July 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /s/ Michael T. Studer CPA P.C.
                                               ---------------------------------
                                               Michael T. Studer CPA P.C.

Freeport, New York
October 7, 2009

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                            July 31,            July 31,
                                                                              2009                2008
                                                                           ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $     279           $     129
                                                                           ---------           ---------

TOTAL ASSETS                                                               $     279           $     129
                                                                           =========           =========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $     100           $      --
  Due to related party (Non-interest bearing, due on demand)                  37,571              23,341
                                                                           ---------           ---------
TOTAL CURRENT LIABILITIES                                                     37,671              23,341
                                                                           ---------           ---------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.001 par value;
    Authorized 20,000,000 shares,
    Issued and outstanding:
    0 and 0 shares, respectively                                                  --                  --
  Common stock, $0.001 par value;
    Authorized: 100,000,000 shares,
    Issued and outstanding:
    8,500,000 and 8,500,000 shares, respectively                               8,500               8,500
  Additional paid-in capital                                                  60,600              52,200
  Deficit accumulated during the exploration stage                          (106,492)            (83,912)
                                                                           ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                      (37,392)            (23,212)
                                                                           ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $     279           $     129
                                                                           =========           =========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Operations
--------------------------------------------------------------------------------

                                                                                            Cumulative during the
                                                                                              exploration stage
                                                       Year ended           Year ended      (February 22, 2005 to
                                                        July 31,             July 31,             July 31,
                                                          2009                 2008                 2009)
                                                       ----------           ----------           ----------
REVENUE                                                $       --           $       --           $       --
                                                       ----------           ----------           ----------

Total Revenue                                                  --                   --                   --
                                                       ==========           ==========           ==========

EXPENSES
  Mining property exploration costs                            --                   --                9,500
  Impairment of mining property acquisition costs              --                   --                3,500
  General and administrative                               22,580               24,723               93,492
                                                       ----------           ----------           ----------
Total Costs and Expenses                                   22,580               24,723              106,492
                                                       ----------           ----------           ----------

NET INCOME (LOSS)                                      $  (22,580)          $  (24,723)          $ (106,492)
                                                       ==========           ==========           ==========

NET LOSS PER SHARE
  Basic and diluted                                    $    (0.00)          $    (0.00)
                                                       ==========           ==========
NUMBER OF COMMON SHARES USED TO
COMPUTE LOSS PER SHARE
  Basic and Diluted                                     8,500,000            8,500,000
                                                       ==========           ==========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period February 22, 2005 (Inception) to July 31, 2009
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                           Common Stock, $0.001                     Common       Accumulated      Total
                                                Par Value          Additional       Stock        During the    Stockholders'
                                         ---------------------      Paid-in      Subscription    Development      Equity
                                         Shares         Amount      Capital         Unpaid          Stage      (Deficiency)
                                         ------         ------      -------         ------          -----      ------------
Common stock issued for cash
  -  March, 2005 at $0.001              2,000,000     $2,000        $    --        $     --      $      --       $  2,000
  -  June, 2005 at $0.001               3,500,000      3,500             --          (3,500)            --             --
  -  July, 2005 at $0.001                 500,000        500             --              --             --            500
  -  July, 2005 at $0.01                2,500,000      2,500         22,500              --             --         25,000
Donated services                               --         --          4,500              --             --          4,500
Net loss for the period February 22,
 2005 (inception) to July 31, 2005             --         --             --              --        (14,308)       (14,308)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2005                  8,500,000      8,500         27,000          (3,500)       (14,308)        17,692
Common stock subscriptions paid                --         --             --           3,500             --          3,500
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2006                                 --         --             --              --        (27,167)       (27,167)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2006                  8,500,000      8,500         35,400              --        (41,475)         2,425
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2007                                 --         --             --              --        (17,714)       (17,714)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2007                  8,500,000      8,500         43,800              --        (59,189)        (6,889)
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2008                                 --         --             --              --        (24,723)       (24,723)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2008                  8,500,000      8,500         52,200              --        (83,912)       (23,212)
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2009                                 --         --             --              --        (22,580)       (22,580)
                                       ----------     ------        -------        --------      ---------       --------

Balance, July 31, 2009                  8,500,000     $8,500        $60,600        $     --      $(106,492)      $(37,392)
                                       ==========     ======        =======        ========      =========       ========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                              Cumulative during the
                                                                                                exploration stage
                                                                 Year Ended July 31,          (February 22, 2005 to
                                                            -----------------------------           July 31,
                                                              2009                2008                2009)
                                                            ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $ (22,580)          $ (24,723)          $(106,492)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
     Impairment of mining property acquisition costs               --                  --               3,500
     Donated services                                           8,400               8,400              38,100
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                     100              (2,247)                100
                                                            ---------           ---------           ---------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES          (14,080)            (18,570)            (64,792)
                                                            ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mining property                                   --                  --              (3,500)
                                                            ---------           ---------           ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES               --                  --              (3,500)
                                                            ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                            --                  --              31,000
  Due to related party                                         14,230              18,341              37,571
                                                            ---------           ---------           ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES           14,230              18,341              68,571
                                                            ---------           ---------           ---------
INCREASE (DECREASE) IN CASH                                       150                (229)                279

CASH, BEGINNING OF PERIOD                                         129                 358                  --
                                                            ---------           ---------           ---------

CASH, END OF PERIOD                                         $     279           $     129           $     279
                                                            =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                             $      --           $      --           $      --
                                                            ---------           ---------           ---------
  Income taxes paid                                         $      --           $      --           $      --
                                                            ---------           ---------           ---------


See notes to financial statements.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2009
--------------------------------------------------------------------------------

Note 1 Organization and Business Operations

     Wolf Resources, Inc. (formerly Cantop Ventures, Inc.) (the "Company") was incorporated in the State of Nevada on February 22, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting for Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2009, the Company had cash of $279 and has had accumulated losses of $106,492 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 Summary of Significant Accounting Policies

     a) Basis of Presentation

     These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.

     b) Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     c) Basic and Diluted Net Income (Loss) Per Share

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2009
--------------------------------------------------------------------------------

     statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

     d) Comprehensive Loss

     SFAS No. 130, "REPORTING COMPREHENSIVE INCOME," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended July 31, 2009 and 2008 and for the period February 22, 2005 (inception) to July 31, 2009, except for net loss, the Company had no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

     e) Cash and Cash Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     f) Mineral Claim Costs

     Mineral claim acquisition costs are capitalized and reviewed periodically for impairment. Exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

     g) Income Taxes

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, "ACCOUNTING FOR INCOME TAXES", as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     h) Foreign Currency Translation

     The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2009
--------------------------------------------------------------------------------

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

     j) Recent Accounting Pronouncements

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

Note 4 Related Party Transactions

     The president of the Company provides management services and office space to the Company at no cost. For the period February 22, 2005 (inception) to July 31, 2009, these services were valued at and expensed for a total of $38,100 ($4,500 in the period February 22, 2005 to July 31, 2005, $8,400 per year in the years ended July 31, 2006, 2007, 2008 and 2009), with the same amounts added to additional paid-in capital.

     The $37,571 and $23,341 amounts due to related party at July 31, 2009 and 2008, respectively, are due a significant stockholder of the Company, are non-interest bearing, and are due on demand.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2009
--------------------------------------------------------------------------------

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

     At July 31, 2009, there are no outstanding stock options or warrants.

Note 7 Income Taxes

     The provisions for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

                                                                 Period from
                                                               February 22, 2005
                                                                   (Date of
                                   Year Ended    Year Ended      Inception) to
                                    July 31,      July 31,         July 31,
                                      2009          2008             2009
                                    --------      --------         --------
Expected tax at 35%                 $ (7,903)     $ (8,653)        $(37,272)
Donated services                       2,940         2,940           13,335
Increase in valuation allowance        4,963         5,713           23,937
                                    --------      --------         --------
Income tax provision                $     --      $     --         $     --
                                    ========      ========         ========

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2009
--------------------------------------------------------------------------------

     Significant components of the Company's deferred income tax assets are as follows:

                                                   July 31,            July 31,
                                                     2009                2008
                                                   --------            --------
     Net operating loss carryforword               $ 23,937            $ 18,974
     Valuation allowance                            (23,937             (18,974)
                                                   --------            --------
     Net deferred tax assets                       $     --            $     --
                                                   ========            ========

     Based  on  management's  present  assessment,   the  Company  has  not  yet
     determined it to be more likely than not that a deferred tax asset of $23,937 at July 31, 2009 attributable to the future utilization of the net operating loss carryforward of $68,392 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $68,292 net operating loss carryforward expires $ 9,808 in year 2025, $18,767 in year 2026, $9,314 in year 2027, $16,323 in year 2028 and $14,180 in year 2029.

     Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 8 Subsequent Events

     The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2009 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

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

ASSESSMENT OF THE EFFECTIVENESS OF CONTROLS

As of our fiscal year ended July 31, 2009, our management has concluded that our internal control over financial reporting is effective. Our management is not aware of any material weakness in our internal control over financial reporting.

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

ITEM 9B:  OTHER INFORMATION

None.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

DIRECTORS:

Name of Director                 Age
----------------                 ---
Graeme McNeill                   28

EXECUTIVE OFFICERS:

Name of Officer                  Age                           Office
---------------                  ---                           ------
Graeme McNeill                   28               President, CEO, Secretary,
                                                  Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Since January 2008, GRAEME MCNEILL has been employed as a sales executive with Taiga Forest Products in Calgary Alberta. Prior to that, he worked from January 2007 to January 2008 as a sales executive and inventory specialist for Weyerhaeuser Company in Calgary. Mr. McNeill holds a Bachelor of Commerce degree that he obtained at Royal Roads University in Calgary, Alberta in August of 2006.

TERM OF OFFICE

Our director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officer is appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officer and director described above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officer and director, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended July 31, 2009 all such filing requirements applicable to our officers and directors were complied as follows:

                                     Number     Transactions    Known Failures
                                     of Late     Not Timely       To File a
Name and Principal Position          Reports      Reported          Report
---------------------------          -------      --------          ------

Graeme McNeill                          0            0                 1
(President CEO and director)

ITEM 11: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended July 31, 2009.

                               ANNUAL COMPENSATION

                                                               Restricted
                                                      Other      Stock     Options/      LTIP       Other
Name          Title       Year     Salary    Bonus    Comp.     Awarded     SARs(#)    payouts($)   Comp
----          -----       ----     ------    -----    -----     -------     -------    ----------   ----
Graeme        Pres        2009       $0        0        0          0           0           0         0
McNeill       CEO & Dir

Chris         Former      2009       $0        0        0          0           0           0         0
Paterson      Pres        2008       $0        0        0          0           0           0         0
              CEO & Dir   2007       $0        0        0          0           0           0         0

STOCK OPTION GRANTS

We have not granted any stock options to the executive officer since our inception.

CONSULTING AGREEMENTS

We did not and do not have any employment or consulting agreement with Mr. McNeill. We do not pay him any amount for acting as an officer or director.

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

Title and             Name and Address of              Number of     Percentage
 Class                 Beneficial Owner                 Shares       of Class
 -----                 ----------------                 ------       --------
Common              Graeme McNeill                     2,000,000       23.5%
Stock               647 - 1st Ave. N.E., Suite 213
                    Calgary, Alberta

Common              Christopher Paterson               2,000,000       23.5%
Stock               17365 SW 13th Street
                    Pembroke Pines, Florida 33029

Common              All Officers and Directors         2,000,000       23.5%
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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

Neither our director and officer, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Michael T. Studer CPA P.C., billed the following fees for the services indicated:

                                Fiscal year ended          Fiscal year ended
                                  July 31, 2009              July 31, 2008
                                  -------------              -------------
Audit fees                           $10,500                    $11,900
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

                                     PART IV

ITEM 15: EXHIBITS FINANCIAL STATEMENT SCHEDULES

Exhibit 31.1: Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit 31.2: Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit 32.1: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 7, 2009

WOLF RESOURCES, INC.


/s/ Graeme McNeill
-----------------------------------
Graeme McNeill
President, Chief Executive Officer,
Secretary, Treasurer and Director