Form 10-Q
period 2009-10-31
Wolf Resources, Inc.
filed 2009-12-04
CIK 1328769

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended October 31, 2009

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
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                         October 31,          July 31,
                                                                            2009                2009
                                                                          ---------           ---------
                                                                         (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $      17           $     279
                                                                          ---------           ---------

TOTAL ASSETS                                                              $      17           $     279
                                                                          =========           =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                $      --           $     100
  Due to related party                                                       48,156              37,571
                                                                          ---------           ---------
TOTAL CURRENT LIABILITIES                                                    48,156              37,671
                                                                          ---------           ---------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.001 par value;
   Authorized 20,000,000 shares,
   Issued and outstanding:
   0 and 0 shares, respectively                                                  --                  --
  Common stock, $0.001 par value;
   Authorized: 100,000,000 shares,
   Issued and outstanding:
   8,500,000 and 8,500,000 shares, respectively                               8,500               8,500
  Additional paid-in capital                                                 62,700              60,600
  Deficit accumulated during the exploration stage                         (119,339)           (106,492)
                                                                          ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (48,139)            (37,392)
                                                                          ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                   $      17           $     279
                                                                          =========           =========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                     Cumulative
                                                                                                     during the
                                                                                                 exploration stage
                                                           Three months ended October 31,      (February 22, 2005 to
                                                           -------------------------------           October 31,
                                                              2009                 2008                 2009)
                                                           ----------           ----------           ----------
REVENUE                                                    $       --           $       --           $       --
                                                           ----------           ----------           ----------
Total Revenue                                                      --                   --                   --
                                                           ==========           ==========           ==========
EXPENSES
  Mining property exploration costs                                --                   --                9,500
  Impairment of mining property acquisition costs                  --                   --                3,500
  General and administrative                                   12,847               10,109              106,339
                                                           ----------           ----------           ----------
Total Costs and Expenses                                       12,847               10,109              119,339
                                                           ----------           ----------           ----------

NET INCOME (LOSS)                                          $  (12,847)          $  (10,109)          $ (119,339)
                                                           ==========           ==========           ==========
NET LOSS PER SHARE
  Basic and diluted                                        $    (0.00)          $    (0.00)
                                                           ==========           ==========

NUMBER OF COMMON SHARES USED TO COMPUTE LOSS PER SHARE
  Basic and Diluted                                         8,500,000            8,500,000
                                                           ==========           ==========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period February 22, 2005 (Inception) to October 31, 2009
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                           Common Stock, $0.001                     Common       Accumulated      Total
                                                Par Value          Additional       Stock        During the    Stockholders'
                                         ---------------------      Paid-in      Subscription    Development      Equity
                                         Shares         Amount      Capital         Unpaid          Stage      (Deficiency)
                                         ------         ------      -------         ------          -----      ------------
Common stock issued for cash
  -  March, 2005 at $0.001              2,000,000     $2,000        $    --        $     --      $      --       $  2,000
  -  June, 2005 at $0.001               3,500,000      3,500             --          (3,500)            --             --
  -  July, 2005 at $0.001                 500,000        500             --              --             --            500
  -  July, 2005 at $0.01                2,500,000      2,500         22,500              --             --         25,000
Donated services                               --         --          4,500              --             --          4,500
Net loss for the period February 22,
 2005 (inception) to July 31, 2005             --         --             --              --        (14,308)       (14,308)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2005                  8,500,000      8,500         27,000          (3,500)       (14,308)        17,692
Common stock subscriptions paid                --         --             --           3,500             --          3,500
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2006                                 --         --             --              --        (27,167)       (27,167)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2006                  8,500,000      8,500         35,400              --        (41,475)         2,425
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2007                                 --         --             --              --        (17,714)       (17,714)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2007                  8,500,000      8,500         43,800              --        (59,189)        (6,889)
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2008                                 --         --             --              --        (24,723)       (24,723)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2008                  8,500,000      8,500         52,200              --        (83,912)       (23,212)
Donated services                               --         --          8,400              --             --          8,400
Net loss for the year ended
 July 31, 2009                                 --         --             --              --        (22,580)       (22,580)
                                       ----------     ------        -------        --------      ---------       --------
Balance, July 31, 2009                  8,500,000      8,500         60,600              --       (106,492)       (37,392)
Unaudited:
Donated services                               --         --          2,100              --             --          2,100
Net loss for the three months ended
 October 31, 2009                              --         --             --              --        (12,847)       (12,847)
                                       ----------     ------        -------        --------      ---------       --------

Balance, October 31, 2009               8,500,000     $8,500        $62,700        $     --      $(119,339)      $(48,139)
                                       ==========     ======        =======        ========      =========       ========

See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                    Cumulative
                                                                                                    during the
                                                                                                exploration stage
                                                             Three months ended October 31,    (February 22, 2005 to
                                                             ------------------------------         October 31,
                                                               2009                2008                2009)
                                                             ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $ (12,847)          $ (10,109)          $(119,339)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
     Impairment of mining property acquisition costs                --                  --               3,500
     Donated services                                            2,100               2,100              40,200
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                     (100)              7,500                  --
                                                             ---------           ---------           ---------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES           (10,847)               (509)            (75,639)
                                                             ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mining property                                    --                  --              (3,500)
                                                             ---------           ---------           ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                --                  --              (3,500)
                                                             ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                             --                  --              31,000
  Due to related party                                          10,585               1,100              48,156
                                                             ---------           ---------           ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES            10,585               1,100              79,156
                                                             ---------           ---------           ---------
INCREASE (DECREASE) IN CASH                                       (262)                591                  17

CASH, BEGINNING OF PERIOD                                          279                 129                  --
                                                             ---------           ---------           ---------

CASH, END OF PERIOD                                          $      17           $     720           $      17
                                                             =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                              $      --           $      --           $      --
                                                             ---------           ---------           ---------
   Income taxes paid                                         $      --           $      --           $      --
                                                             ---------           ---------           ---------


See notes to financial statements.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

Note 1 Organization and Business Operations

     Wolf Resources, Inc. (formerly Cantop Ventures, Inc.) (the "Company") was incorporated in the State of Nevada on February 22, 2005. The Company is an Exploration Stage Company as defined by Accounting Standards Codification ("ASC") 915. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As October 30, 2009, the Company had cash of $17 and has had accumulated losses of $119,339 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 Interim Financial Statements

     The unaudited financial statements as of October 31, 2009 and for the three months ended October 31, 2009 and 2008 and for the period February 22, 2005 (inception) to October 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2009 and the results of operations and cash flows for the periods ended October 31, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended October 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2010. The balance sheet at July 31, 2009 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended July 31, 2009 as included in our report on Form 10-K.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

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

Note 4 Related Party Transactions

     The president of the Company provides management services and office space to the Company at no cost. For the period February 22, 2005 (inception) to October 31, 2009, these services were valued at and expensed for a total of $40,200 ($4,500 in the period February 22, 2005 to July 31, 2005, $8,400 per year in the years ended July 31, 2006, 2007, 2008 and 2009, and $2,100 for the three months ended October 31, 2009), with the same amounts added to additional paid-in capital.

     The $48,156 and $37,571 amounts due to related party at October 31, 2009 and July 31, 2009, respectively, are due a significant stockholder of the Company, are non-interest bearing, and are due on demand.

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

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

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

     At October 31, 2009, there are no outstanding stock options or warrants.

Note 7 Income Taxes

     The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

                                                                                  Period from
                                                                                February 22, 2005
                                            Three months       Three months         (Date of
                                               ended              ended           Inception) to
                                             October 31,        October 31,        October 31,
                                                2009               2008               2008
                                              --------           --------           --------
     Expected tax at 35%                      $ (4,496)          $ (3,538)          $(41,769)
     Donated services                              735                735             14,070
     Increase in valuation allowance             3,761              2,803             27,699
                                              --------           --------           --------
     Income tax provision                     $     --           $     --           $     --
                                              ========           ========           ========

     Significant components of the Company's deferred income tax assets are as follows:

                                             October 31,         July 31,
                                                2009               2009
                                              --------           --------
     Net operating loss carryforword          $ 27,699           $ 23,937
     Valuation allowance                       (27,699)           (23,937)
                                              --------           --------
     Net deferred tax assets                  $     --           $     --
                                              ========           ========

     Based  on  management's  present  assessment,   the  Company  has  not  yet
     determined it to be more likely than not that a deferred tax asset of $27,699 at October 31, 2009 attributable to the future utilization of the net operating loss carryforward of $79,139 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

     valuation allowance and make adjustments as appropriate. The $79,139 net operating loss carryforward expires $9,808 in year 2025, $18,767 in year 2026, $9,314 in year 2027, $16,323 in year 2028, $14,180 in year 2029 and
     $10,747 in 2030.

     Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 8 Subsequent Events

     The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

PLAN OF OPERATIONS

For the three months ended October 31, 2009 and since our inception, we have not generated any revenues. We incurred operating expenses of $12,847 for the three months ended October 31, 2009. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. Our net loss for the three months ended October 31, 2009 was $12,847.

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

POTENTIAL ACQUISITIONS

Our ability to continue exploration of the Copper Road I - VI is subject to our ability to raise additional funds. We are also reviewing other potential acquisitions in various sectors. Currently, we are in the process of completing due diligence investigations of various opportunities. However, there is no guarantee that we will be able to reach any agreement to acquire such assets.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended October 31, 2009 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the nine months ended October 31, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our security holders for a vote during the quarter ended October 31, 2009.

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

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 4, 2009

Wolf Resources, Inc.


/s/ Graeme McNeill
-------------------------------------------
Graeme McNeill
President, Principal Accounting Officer and
Principal Financial Officer