Form 10-Q
period 2010-01-31
Wolf Resources, Inc.
filed 2010-03-08
CIK 1328769

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended January 31, 2010

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

          Issuer's telephone number, including area code: 403-305-9174

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
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                         January 31,           July 31,
                                                                            2010                2009
                                                                          ---------           ---------
                                                                         (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $   3,765           $     279
                                                                          ---------           ---------

TOTAL ASSETS                                                              $   3,765           $     279
                                                                          =========           =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                $   3,000           $     100
  Due to related party                                                       53,755              37,571
                                                                          ---------           ---------
TOTAL CURRENT LIABILITIES                                                    56,755              37,671
                                                                          ---------           ---------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.001 par value;
    Authorized 20,000,000 shares,
    Issued and outstanding:
    0 and 0 shares, respectively                                                 --                  --
  Common stock, $0.001 par value;
    Authorized: 100,000,000 shares,
    Issued and outstanding:
    73,202,000 and 73,202,000 shares, respectively                           73,202              73,202
  Additional paid-in capital                                                     98              (4,102)
  Deficit accumulated during the exploration stage                         (126,290)           (106,492)
                                                                          ---------           ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (52,990)            (37,392)
                                                                          ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                   $   3,765           $     279
                                                                          =========           =========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                       Cumulative
                                                                                                       during the
                                                                                                    exploration stage
                                              Three months ended            Six months ended       (February 22, 2005
                                                  January 31,                   January 31,                 to
                                          -------------------------     -------------------------       January 31,
                                             2010           2009           2010           2009             2010)
                                          ----------     ----------     ----------     ----------       ----------
REVENUE                                  $        --     $        --    $        --    $        --      $        --
                                         -----------     -----------    -----------    -----------      -----------

Total Revenue                                     --              --             --             --               --
                                         ===========     ===========    ===========    ===========      ===========

EXPENSES
  Mining property exploration costs               --              --             --             --            9,500
  Impairment of mining property
   acquisition costs                              --              --             --             --            3,500
  General and administrative                   6,951           4,291         19,798         14,400          113,290

Total Costs and Expenses                       6,951           4,291         19,798         14,400          126,290
                                         -----------     -----------    -----------    -----------      -----------

NET INCOME (LOSS)                        $    (6,951)    $    (4,291)   $   (19,798)   $   (14,400)     $  (126,290)
                                         ===========     ===========    ===========    ===========      ===========

NET LOSS PER SHARE
  Basic and diluted                      $     (0.00)    $     (0.00)   $     (0.00)   $     (0.00)

NUMBER OF COMMON SHARES USED TO
COMPUTE LOSS PER SHARE
  Basic and Diluted                       73,202,000      73,202,000     73,202,000     73,202,000


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period February 22, 2005 (Inception) to January 31, 2010
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                    Deficit
                                               Common Stock, $0.001                  Common       Accumulated      Total
                                                    Par Value         Additional     Stock        During the    Stockholders'
                                             ---------------------     Paid-in    Subscription    Development      Equity
                                             Shares         Amount     Capital       Unpaid          Stage      (Deficiency)
                                             ------         ------     -------       ------          -----      ------------
Common stock issued for cash:
  March, 2005 at $0.000116 per share        17,224,000     $17,224    $(15,224)     $    --       $      --       $  2,000
  June, 2005 at $0.000116 per share         30,142,000      30,142     (26,642)      (3,500)             --             --
  July, 2005 at $0.000116 per share          4,306,000       4,306      (3,806)          --             500
  July, 2005 at $0.001161 per share         21,530,000      21,530       3,470           --              --         25,000
Donated services                                    --          --       4,500           --              --          4,500
Net loss for the period February 22,
 2005 (inception) to July 31, 2005                  --          --          --           --         (14,308)       (14,308)
                                            ----------     -------    --------      -------       ---------       --------
Balance, July 31, 2005                      73,202,000      73,202     (37,702)      (3,500)        (14,308)        17,692
Common stock subscriptions paid                     --          --          --        3,500              --          3,500
Donated services                                    --          --       8,400           --              --          8,400
Net loss for the year ended July 31, 2006           --          --          --           --         (27,167)       (27,167)
                                            ----------     -------    --------      -------       ---------       --------
Balance, July 31, 2006                      73,202,000      73,202     (29,302)          --         (41,475)         2,425
Donated services                                    --          --       8,400           --              --          8,400
Net loss for the year ended July 31, 2007           --          --          --           --         (17,714)       (17,714)
                                            ----------     -------    --------      -------       ---------       --------
Balance, July 31, 2007                      73,202,000      73,202     (20,902)          --         (59,189)        (6,889)
Donated services                                    --          --       8,400           --              --          8,400
Net loss for the year ended July 31, 2008           --          --          --           --         (24,723)       (24,723)
                                            ----------     -------    --------      -------       ---------       --------
Balance, July 31, 2008                      73,202,000      73,202     (12,502)          --         (83,912)       (23,212)
Donated services                                    --          --       8,400           --              --          8,400
Net loss for the year ended July 31, 2009           --          --          --           --         (22,580)       (22,580)
                                            ----------     -------    --------      -------       ---------       --------
Balance, July 31, 2009                      73,202,000      73,202      (4,102)          --        (106,492)       (37,392)
Unaudited:
Donated services                                    --          --       4,200           --              --          4,200
Net loss for the six months ended
 January 31, 2010                                   --          --          --           --         (19,798)       (19,798)
                                            ----------     -------    --------      -------       ---------       --------
Balance, January 31, 2010                   73,202,000     $73,202    $     98      $    --       $(126,290)      $(52,990)
                                            ==========     =======    ========      =======       =========       ========


See notes to financial statements.

Wolf Resources, Inc. (formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                  Cumulative
                                                                                                  during the
                                                                                               exploration stage
                                                                       Six months ended       (February 22, 2005
                                                                          January 31,                 to
                                                                  -------------------------       January 31,
                                                                    2010            2009             2010)
                                                                  ---------       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (19,798)      $ (14,400)       $(126,290)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
     Impairment of mining property acquisition costs                     --              --            3,500
     Donated services                                                 4,200           4,200           42,300
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                         2,900           1,539            3,000
                                                                  ---------       ---------        ---------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                (12,698)         (8,661)         (77,490)
                                                                  ---------       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mining property                                         --              --           (3,500)
                                                                  ---------       ---------        ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                     --              --           (3,500)
                                                                  ---------       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                                  --              --           31,000
  Due to related party                                               16,184          11,490           53,755
                                                                  ---------       ---------        ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                 16,184          11,490           84,755
                                                                  ---------       ---------        ---------

INCREASE (DECREASE) IN CASH                                           3,486           2,829            3,765

CASH, BEGINNING OF PERIOD                                               279             129               --
                                                                  ---------       ---------        ---------

CASH, END OF PERIOD                                               $   3,765       $   2,958        $   3,765
                                                                  =========       =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                   $      --       $      --        $      --
                                                                  ---------       ---------        ---------
  Income taxes paid                                               $      --       $      --        $      --
                                                                  ---------       ---------        ---------


See notes to financial statements.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)
--------------------------------------------------------------------------------

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

     On February 18, 2010 the company effected a 8.612 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 8,500,000 shares to 73,202,000 shares. All share and per share amounts in these financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As January 31, 2010, the Company had cash of $3,765 and has had accumulated losses of $126,290 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 Interim Financial Statements

     The unaudited financial statements as of January 31, 2010 and for the three and six months ended January 31, 2010 and 2009 and for the period February 22, 2005 (inception) to January 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2010 and the results of operations and cash flows for the periods ended January 31, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended January 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2010. The balance sheet at July 31, 2009 has been derived from the audited financial statements at that date.

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)
--------------------------------------------------------------------------------

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

Note 3 Mineral Property

     Pursuant to a mineral property purchase agreement dated March 3, 2005, the Company acquired a 100% undivided right, title and interest in the Copper Road I -VI mineral claim, located approximately 2 kilometres East of Deep Water Bay, Quadra Island of British Columbia, Canada for $3,500. The Tenure Number ID is 526652, which expires March 30, 2010. The property is in the name of Larry Ralph W. Sostad held by him in trust for the Company.

     In June 2005, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $65,000. Due to lack of working capital, the Company has not completed this program. At July 31, 2005, the Company provided a $3,500 reserve for impairment of the mining property acquisition costs.

Note 4 Related Party Transactions

     The president of the Company provides management services and office space to the Company at no cost. For the period February 22, 2005 (inception) to January 31, 2010, these services were valued at and expensed for a total of $42,300 ($4,500 in the period February 22, 2005 to July 31, 2005, $8,400 per year in the years ended July 31, 2006, 2007, 2008 and 2009, and $4,200 for the six months ended January 31, 2010), with the same amounts added to additional paid-in capital.

     The $53,755 and $37,571 amounts due to related party at January 31, 2010 and July 31, 2009, respectively, are due a significant stockholder of the Company, are non-interest bearing, and are due on demand.

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

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)
--------------------------------------------------------------------------------

     On July 28, 2008, the Registration Statement was declared effective by the SEC. On January 24, 2009, the offering was terminated; no shares were sold.

Note 6 Common Stock

     During the period from February 22, 2005 (inception) to July 31, 2005, the Company sold a total of 73,202,000 shares of common stock to 40 individuals and received total cash proceeds of $31,000. 34,448,000 shares were sold to Company officers and directors at a price of $0.000116 per share. 17,224,000 shares were sold to other individuals at a price of $0.000116 per share, and 21,530,000 shares were sold to other individuals at a price of $0.001161 per share. On June 30, 2006, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 to register the 4,500,000 shares of common stock not owned by Company officers and directors.

     At January 31, 2010, there are no outstanding stock options or warrants.

Note 7 Income Taxes

     The provisions for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

                                                                                   Period from
                                                                                February 22, 2005
                                            Three months        Six months      (Date of Inception)
                                               ended              ended                to
                                             January 31,        January 31,        January 31,
                                                2010               2010               2010
                                              --------           --------           --------

     Expected tax at 35%                     $ (2,433)           $ (6,929)          $(44,202)
     Donated services                             735               1,470             14,805
     Increase in valuation allowance            1,698               5,459             29,397
                                             --------            --------           --------
     Income tax provision                    $     --            $     --           $     --
                                             ========            ========           ========


     Significant components of the Company's deferred income tax assets are as follows:

                                            January 31,           July 31,
                                               2010                2009
                                             --------            --------
     Net operating loss carryforword         $ 29,397            $ 23,937
     Valuation allowance                      (29,397)            (23,937)
                                             --------            --------
     Net deferred tax assets                 $     --            $     --
                                             ========            ========

Wolf Resources, Inc. (Formerly Cantop Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)
--------------------------------------------------------------------------------

     Based  on  management's  present  assessment,   the  Company  has  not  yet
     determined it to be more likely than not that a deferred tax asset of $29,397 at January 31, 2010 attributable to the future utilization of the net operating loss carryforward of $83,990 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $83,990 net operating loss carryforward expires $9,808 in year 2025, $18,767 in year 2026, $9,314 in year 2027, $16,323 in year 2028, $14,180 in year 2029 and
     $15,598 in year 2030.

     Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 8 Subsequent Events

     On February 18, 2010, the Company effected a 8.612 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 8,500,000 shares to 73,202,000 shares. All share and per share amounts in these financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

     The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

We are currently in the business of mineral property exploration. On March 3, 2005, we acquired a 100% undivided right, title and interest in and to our sole mineral property asset, known as the Copper Road I - VI claim located approximately two kilometers east of Deep Water Bay on Quadra Island, British Columbia.

The Copper Road I - VI claim consists of one mineral claim comprising 150 hectares. We own a 100% interest in the claim, which entitles us to the sub-surface mineral rights. We do not have any interest in the surface rights. To maintain the ownership of the claims, we are obligated to either complete exploration work of one hundred dollars per cell per year (i.e. $600.00) per year for the first three years commencing March 3, 2005, thence two hundred dollars per cell (i.e. $1,200) per year thereafter, or any other amount agreed upon between the parties, or the payment of the equivalent of cash in lieu prior to the expiry date. The original Copper Road I - VI claim was created on March 3, 2005, which we have renewed annually. The claim is currently recorded under Tenure Number 526652, and is in good standing until March 30, 2010. There is no other cost associated with the annual renewal of the claim.

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

PLAN OF OPERATIONS

For the three months ended January 31, 2010 and since our inception, we have not generated any revenues. We incurred operating expenses of $6,951 for the three months ended January 31, 2010. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. Our net loss for the three months ended January 31, 2010 was $6,951.

We are in the final stages of negotiating, executing and completing an agreement to acquire other assets in the non-resource sector. However, there is no guarantee that such an acquisition will be completed until we have entered into and closed a formal agreement to acquire such assets.

In the event that we are successful in completing our intended acquisition, we will likely allow our interest in the Copper Road I - VI Claim to lapse. Otherwise, our business plan is to proceed with the exploration of the Copper Road I - VI Claim to determine whether there are commercially exploitable reserves of gold, silver, copper or other metals. We previously completed Phase I of the exploration program recommended by Lawrence Sookochoff, our consulting geologist. Phase I of our exploration program, which cost $7,500, consisted of trenching and sampling of the Copper Road property. The samples assayed significant values for copper.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended January 31, 2010 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the six months ended January 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our security holders for a vote during the quarter ended January 31, 2010.

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

March 5, 2010

Wolf Resources, Inc.


/s/ Graeme McNeill
-------------------------------------------
Graeme McNeill
President, Principal Accounting Officer and
Principal Financial Officer