Form 10-Q
period 2010-03-31
AISystems, Inc.
filed 2010-05-20
CIK 1328769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-52296

AISystems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	000-52296	20-2414965
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

3500 Carillon Point Kirkland, WA 98033
(Address of principal executive offices) (Zip Code)

(425) 749-7287
 (Registrant’s telephone number, including area code)

Wolf Resources Inc.
564 Wedge Lane
Fernley, NV 89408
 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐                                                   Accelerated Filer ☐

Non-Accelerated Filer☐                                                      Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 20, 2010, there were 135,001,887 shares of common stock, $0.01 par value, outstanding.

 TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 and the period from December 7, 2005 (inception) to March 31, 2010	4

	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the period from December 7, 2005 (inception) to March 31, 2010	5

	Unaudited Condensed Consolidated Statements of Cash Flows for thethree months ended March 31, 2010 and 2009 and the period from December 7, 2005 (inception) to March 31, 2010	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4T.	Controls and Procedures	26

Part II.	Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	(Removed and Reserved)	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AISYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current
Cash
Cash and due from bank	$97,785	$32,977
Restricted cash	576,000	619,104
	673,785	652,081
Loan receivable from employees	19,689	19,029
Subscription receivable	65,194	15,825
Prepaid expenses and other current assets	40,592	71,457
Total Current Assets	799,260	758,392

Property and equipment,net	439,897	482,995
Intellectual Property	10	10

Total Assets	$1,239,167	$1,241,397

Liabilities and Shareholders' Deficit

Current
Accounts payable and accrued liabilities	$4,873,629	$4,161,063
Notes payable to Shareholders	3,928,730	3,923,262

Deferred lease obligation	95,004	100,740
Current portion of equipment loan	5,740	5,740
Total Current Liabilities	8,903,103	8,190,805

Loan payable for equipment, net of current portion	407	1,842
Deferred revenue	1,000,000	1,000,000
Loans payable to controlling shareholder for Intellectual Property	1,000,452	990,727

Total Liabilities	10,903,962	10,183,374

Shareholders' Deficit
Preferred Shares (Authorized 20,000,000 with 2,400,000
designated as Series B, Issued: 2,329,905 Series B)	2,330	2,330
Common shares - (Authorized: 500,000,000
Issued March 31 2010: 135,001,887 and 2009: 84,964,793 )	135,002	88,720
Liquidation Preference (note 9)	-	-
Additional paid-in capital	53,525,872	52,307,826
Deficit accumulated during the development stage	(63,327,999)	(61,340,853)

Total Shareholders' Deficit	(9,664,795)	(8,941,977)
Total Liabilities and Shareholders' Deficit	$1,239,167	$1,241,397

AISYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2010	Three months ended March 31, 2009	For the period from December 7, 2005 (inception) to March 31, 2010

	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses

Salaries and benefits	$(628,379)	$(1,534,124)	$(15,403,135)
Outside Services	(687,945)	(666,505)	(9,711,430)
Travel, meals and entertainment	(51,319)	(133,754)	(2,543,886)
Office and general expense	(257,235)	(344,586)	(4,226,854)
	$(1,624,878)	$(2,678,969)	$(31,885,305)

Depreciation and amortization	(44,956)	(81,341)	(963,712)
Stock Based Compensation	(192,303)	(410,304)	(27,213,049)
	$(237,259)	$(491,645)	$(28,176,761)

Loss from operations	$(1,862,137)	$(3,170,614)	$(61,924,203)

Other income (expenses)
Interest (expense)	(88,618)	(556,632)	(3,425,962)
Interest income	-	4,790	114,610
Other income (expense)	(36,391)	22,010	45,417
	$(125,009)	$(529,832)	$(3,265,935)

Net loss for the period	(1,987,146)	(3,700,446)	(63,327,999)

Deficit, beginning of the period	(61,340,853)	(43,689,622)	-

Deficit, end of the period	$(63,327,999)	$(47,390,068)	$(63,327,999)

Net loss per share attributable
to common stockholders

Basic and fully diluted	$(0.02)	$(0.08)

Number of weighted average
common shares outstanding
basic and diluted	97,423,000	46,818,000

AISYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock - number of shares #	Common stock - amount $	Additional Paid in Capital $	Deficit accumulated during development stage $	Total $

Balances at December 7, 2005	-	$-	$-	$-	$-

Shares issued in consideration	19,153,414	$19,153	(19,143)		$10
of Intellectual Property("IP")
Shares issued for cash during	1,312,698	1,313	341,367	-	342,680
the year, net of issuance costs					-
of NIL.					-
Share based compensation					-
Net loss	-	-		(64,350)	(64,350)

Balance at December 31, 2005	20,466,112	$20,466	$322,224	$(64,350)	$278,340

Shares issued in consideration of IP	7,661,365	7,661	(7,661)		-
Special distribution in consideration of IP			(4,000,000)		(4,000,000)
Shares issued for cash during
the year	6,518,673	6,519	3,490,881		3,497,400
					-
Shares issued upon exercising of options	162,804	163	42,337		42,500
Share based compensation			234,065		234,065
Net loss	-			(2,899,296)	(2,899,296)

Balance at December 31, 2006	34,808,954	$34,809	$81,846	$(2,963,646)	$(2,846,990)

Shares issued for cash during
the year	6,264,028	6,264	8,768,637		8,774,900

Share based compensation			17,245,216		17,245,216
Net loss				(24,382,325)	(24,382,325)

Balance at December 31, 2007	41,072,982	$41,073	$26,095,699	$(27,345,971)	$(1,209,198)

Share issued in consideration of IP	1,915,341	1,915	(1,915)		-
Shares issued for cash during
the year	1,618,204	1,618	8,447,028		8,448,646
Subscription receipts
Issuance of preferred shares					2,330
Dividend of common shares			(2,330)		(2,330)
Common share warrants issued in connection
with debt			1,534,260		1,534,260
Shares issued in connection with exercise of					-
warrants	29,707	30	280		310
Shares issued upon exercising of options	19,153	19	19,981		20,000
Share based compensation			3,742,156		3,742,156
Net loss				(16,343,658)	(16,343,658)

Balance at December 31, 2008	44,655,388	$44,655	$39,835,159	$(43,689,629)	$(3,807,485)
adjustments					-
Shares issued $0.75 for cash during
the year	552,256	552	431,948		432,501

Shares issued $0.10 for cash during
the year	14,679,904	14,680	1,518,196		1,532,876
Shares issued $0.25 for cash during
the year	3,972,480	3,972	1,033,044		1,037,016

Consideration received for cancellation of IP	-	-	800,000		800,000
Cancelled of share issued for IP	(1,915,341)	(1,915)	1,915		(0)
Anti dilution shares for warrants	6,459,189	6,459	(6,459)		0
Share issued for conversion of Debt	2,214,553	2,215	1,732,113		1,734,328
Common share warrants issued in connection					-
with debt			1,179,347		1,179,347
Shares issued in connection with exercise of
warrants	5,248,493	5,248	(3,891)		1,357
Share based compensation	9,097,871	9,098	5,790,211		5,799,309
Net loss				(17,651,225)	(17,651,225)

Balance at December 31, 2009	84,964,793	$84,965	$52,311,583	$(61,340,853)	$(8,941,976)

Shares issued $0.25 per share for cash during
the year	1,781,267	1,781	463,219		465,000
Shares issued $0.10 per share for cash during
the year	6,765,881	6,766	648,428		655,194
Subscription receivable	54,587	55	(55)		(0)
Shares issued in connection with exercise of
warrants	2,721,359	2,721	2,097		4,818
Stock based compensation			192,303		192,303
Acquisition of Wolf Resources Inc.	38,714,000	38,714	(91,704)		(52,990)
Net loss				(1,987,146)	(1,987,146)

Balance as March 31,2010	135,001,887	135,002	53,525,872	(63,327,999)	(9,664,795)

AI SYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ending March 31, 2010	Three months ending March 31, 2009	For the period from December 7, 2005 (inception) to March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities
Net Loss	$(1,987,146)	$(3,700,446)	$(63,327,999)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	44,956	81,341	963,712
Accretion of discount on notes	15,478	752,504	2,476,035
Options issued for services rendered	192,303	125,398	27,213,048
Prepaid expenses and other current assets	30,865	24,235	(40,592)
Receivable from controlling shareholder	-	-	(32,454)
Loan receivable from employees	(660)	22,305	(446,335)
Accounts payable and accrued liabilities	709,591	765,775	5,339,087
Deferred revenue	-	-	1,000,000
Deferred lease obligation	(5,736)	1,846	95,004
Interest expense on note payable to controlling shareholder	9,725	-	398,423
Other			5,520
Net cash used in operating activities	$(990,624)	$(1,927,042)	$(26,356,551)

Investing activities
(Increase) decrease in bank deposits and restricted cash	43,104	251,804	(576,000)
Purchase of property and equipment	(1,881)	(12,821)	(1,269,973)
Net cash provided by (used in) investing activities	$41,223	$238,983	$(1,845,983)

Financing activities
Proceed from issuance of common shares	1,059,819	721,428	24,676,915
Proceed (repayment) on notes payable to shareholders	(60,000)	900,000	3,850,641
Proceed (repayment) on notes payable to controlling shareholders	-	-	(130,137)
Proceeds from loan to related party	-	19,725	44,445
Proceeds (repayments of) from loan	(1,435)	(1,435)	11,890
Payment on obligation under capital lease	-		(153,437)
Net cash provided by financing activities	$998,384	$1,639,718	$28,300,319

Net increase (decrease) in cash	48,983	(48,341)	97,785

Cash, beginning of period	48,802	329,036	-

Cash, end of period	$97,785	$280,695	$97,785

Interest received	$-	$-	$114,654
Taxes paid	-	-	-

AI SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization

On March 19, 2010, AISystems, Inc., formerly Wolf Resources Inc. (the “Company”) acquired Airline Intelligence Systems Inc.(“AIS”), a development stage company based in the State of Washington, focused on software development for the airline industry. In accordance with the Share Exchange Agreement, assuming delivery of 100% of AIS stock, the Company through the issuance of 116,250,000 shares of common stock which would represent 75% of our issued and outstanding common stock on a fully diluted basis and a total of 2,329,905 preference shares or 100% of our issued and outstanding Series B preferred stock. As a result of the merger transaction, our business is no longer considered to be a shell company for reporting purposes.

The transaction has been accounted for by the Company as a reverse merger. For accounting purposes, AIS is the acquirer in the reverse acquisition transaction, and consequently, the financial results have been reported on a historical basis as if the Airline Intelligence Systems Inc. had acquired the Company.  As the acquisition of the net monetary liabilities of the Company did not constitute a business, the transaction has been accounted for capital transaction. Accordingly, the Company has reflected the issuance 38,714,000 shares for the total net monetary liabilities of the shell company in the amount of $52,990 in the consolidated statement of changes in stockholders' equity.

The exchange ratio on the merger was 0.95767068 Company shares for each share of AIS.  The historical issuances of equity by Airline Intelligence Systems Inc. are reflected by applying the exchange ratio to the earliest reporting period.

The Company also filed a Form 14C on April 7, 2010 wherein amongst other things, the Company amended its year-end to December 31 to conform with the year-end of Airline Intelligence Systems Inc

2.      Going concern and management’s plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern. The Company has yet to fully commercialize its technologies and consequently has incurred significant losses since its inception. At March 31, 2010, the Company’s deficit accumulated during the development stage was approximately $63.3 million, and the Company had utilized cash in operating activities of $26.4 million. The Company has funded theses losses and cash flows through the sale of equity securities, the issuance of debt and from credit granted by vendors. The Company is also in arrears to certain creditors and in default under certain agreements which may have a material adverse effect on operations or lead to the ceasing of operations.

The Company aims to complete $5 million to $10 million in equity financing in 2010. The funds will be used to engage potential customers, to fund product development, for working capital purposes, for repayment of debt and for other corporate purposes. There is no assurance that the Company will be able to raise the necessary funds to continue operations as envisions or that such funds can be raised on favorable terms to existing shareholders. This could result in significant dilution or a loss of investment to any current or future shareholders. If the Company is unable to raise sufficient funds on the required timelines its ability to implement its vision will be hindered and this could result in the entire loss of any investment in the Company.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company’s business, results of operations and ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.       Interim Financial Statements

These unaudited financial statements are as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 and for the period from December 7, 2005 (inception) to March 31, 2010 and have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, these unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position of the Company as at March 31, 2010, and the results of its operations and its cash flows for the periods ending March 31, 2010 and 2009 and for period from December 7, 2005 (inception) to March 31, 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited and certain information and footnote data necessary for fair presentation of financial position and results of operations in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore it is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto, included in a Form 8-K filed March 22, 2010. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ended December 31, 2010. The balance sheet as at December 31, 2009 has been derived from the audited financial statements at that date.

4.      Restricted cash

Restricted cash represents amounts held by a bank as a collateral security for a letter of credit issued in favor of the lessor of its Kirkland facility and an escrow required pursuant to a loan guarantee agreement. Subsequent to the end of current quarter the company entered into an  arrangement with the Landlord at the Kirkland facility that will see amongst other things the release of these escrow funds to the Landlord. Additionally, at March 31, 2010 the Company held $66,000 in an escrow account to relating to the loan guarantee; $60,000 was paid to lenders on April 13, 2010.

Additionally, pursuant to a customer contract, the Company is required to hold in escrow ten percent of all payments received from the customer as restricted cash while the contract exists to satisfy its indemnification obligations to the customer pursuant to the contract. For the period from December 7, 2005 (inception) to December 31, 2009 the Company has received $1,000,000 from this customer. The Company is not in compliance with this term of the customer contract. Under a default, the customer may terminate this contract with the Company at any time by providing written notice to the Company.

5.      Property and equipment

	March 31, 2010	December 31, 2009
Computer equipment	$905,117	$905,117
Office equipment	265,379	265,379
Vehicle	28,706	28,706
Computer software	115,040	113,141
	1,314,242	1,312,343
Less: accumulated depreciation	(874,345)	(829,348)
	$439,897	$482,995

Depreciation expense was $44,956 and $81,341 for the three months ended March 31, 2010 and 2009.

AI SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.      Notes payable

Notes payable to Dynamic Intelligence Inc.

In 2006, the Company amended its license agreement with its controlling shareholder, Dynamic Intelligence Inc. (“Dynamic”),. In conjunction with this, amongst other things, the Company issued $4,000,000, 5%, unsecured notes payable. In 2007, the Company paid down the principal of the loan by $2,000,000.  In 2008, the Company further amended its license agreement with its controlling shareholder, Dynamic. In conjunction with this, amongst other things, the Company issued and subsequently cancelled an additional $5,000,000, 5%, unsecured notes payable. In addition, during the year ended December 31, 2008, the Company reduced the principal owing under this note when it assigned $422,000 in loans receivable from employees.  During the year ended December 31, 2009, a further reduction in principal in the amount of $800,000 was recorded as a contribution to additional paid in capital as consideration for the rescission of the agreement.

All interest in respect of the loan remains outstanding at March 31, 2010. Interest expense on this note was   $13,040 and $19,725 for the three months ended March 31, 2010 and 2009.

Notes payable with detachable warrants

In 2008, the Company issued $2,582,090 one year, 8% notes payable to existing shareholders, executives, consultants and advisors to the Company, which are unsecured and have a detachable warrant with a strike price of $0.001 for every $5.00 of notes payable issued. Management estimated the fair value of each instrument separately and allocated the proceeds in accordance with the relative fair value method. The amount allocated to the warrants in accordance with this method was $1,534,260 during the year ended December 31, 2008. The notes payable have been recorded on the consolidated balance sheet net of the discount representing the allocation of the relative fair value to the warrant. The Company records interest in the consolidated statements of operations as the discounted note is accreted to its face value through maturity, in addition to recording an 8% interest charge.

From January 2009 to February 2009, the Company issued an additional $723,550 (Dynamic - $698,600) 8%, unsecured notes payable with a total of 145,000 detachable warrants at a strike price of $0.001.  Management estimated the fair value of each instrument separately and allocated $127,342 to these warrants in accordance with the relative fair value method.

In 2009, the Company provided an option to the holders of 8% notes payable to convert these debt instruments into common shares at an issuance price of $0.75 per common share in exchange for the outstanding debt plus accrued and unpaid interest. During the year ended December 31, 2009, an amount of $1,734,327 representing principal and accrued interest on 8% notes payable were converted into 2,312,437 common shares at $0.75 per share. The 8% notes payable, including Dynamic’s portion, are senior in the security ranking to the notes payable issued to Dynamic Intelligence Inc. issued in 2006. The expense related to the discount on the 8% notes payable using the interest method was $33,853 and $461,003 for the three months ended March 31, 2010 and 2009. This loan is past due and payment under this note may be demanded at any time.

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.       Notes payable

Notes payable with detachable warrants (continued)

During the year ended December 31, 2009,  the Company issued $2,410,000 in 5% unsecured notes that mature within various dates throughout 2009 along with a total of 7,386,666 in detachable warrants with a strike price of $0.001. Management estimated the fair value of each instrument separately and allocated $960,818 to the warrants in accordance with the relative fair value method. The Company records interest in the consolidated statements of operations as the discounted note is accreted to its face value through maturity, in addition to recording a 5% interest charge. The expense related to the discount on the notes payable using the interest method was $35,875 and $13,404 for the three months ended March 31, 2010 and 2009.

Guarantee Notes

The Company also entered into a bond agreement during 2009 with a third party to provide a guarantee of notes to be issued by the Company. Under this bond, the Company issued $150,000 of notes bearing interest of 18%, maturing in August 2010. These notes also included a total of 300,000 common stock warrants with a strike price of $0.001 and fair value of $39,894. Pursuant to guarantee agreement, the Company is required to set aside in a separate bank account of 5% of all the future funds raised in excess of $1,000,000.  On March 13, 2010, the Company paid $60,000 of the amounts owing under this note. On April 13, 2010, the Company paid an additional $60,000 of the amounts owing under this note. The company recorded interest expense of $5,850 and $11,250 for the three months ended March 31, 2010 and 2009.

Creditor Forbearance

The Company owes $1,425,317 to certain parties that are past due since 2008 and 2009. The parties have agreed to standstill and forbear the amounts owing provided that the Company agree to repay the amounts owed on the following basis: 15% of all monies raised by the Company subsequent to February 11, 2010 shall be set aside for the repayment of the debt until fully repaid. The Board of Directors of the Company has agreed to the repayment terms and authorized same. No payments have been made under this forbearance agreement in 2010 and therefore the Company is in breach of the terms of this forbearance.

Demand Loan

In 2009, the Company received an additional $45,000 in exchange for  two unsecured, non-interest bearing demand loans from shareholders with no fixed terms of repayment.

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.       Lease obligations, commitments and Contingencies

(A) Lease obligations

The Company leases office space in Kirkland, Washington and Toronto, due to expire on October 2012 and May 2014 respectively. Total lease expense was $189,839 and $218,339 for the three months ended March 31, 2010 and 2009. The Company has been in arrears/default under the Kirkland lease agreement since November 2009. As described in Note 4, the Company has restricted cash that the landlord may draw upon at any time at their sole discretion to remedy the arrears rent. Subsequent to the end of the first quarter, the Company entered into an agreement with the Landlord whereby the Landlord will draw down the Company’s letter of credit in full and will seek to sublease the space currently under lease with the Company. The Company will have a continuing liability from this arrangement which will be determined once the premises are re-leased.

In May 2009, the Company extended the lease for its Toronto office space for 5 years. The lease provided for three months free rent at the inception of the lease.

The Company also leases photocopiers, computer equipment and an apartment, expiring at various dates from 2010 to 2014.

The total future minimum lease payments by year for all operating leases are as follows:

Lease obligations

March 31,	Total

2010, remaining	$703,777
2011	733,399
2012	610,744
2013	99,031
2014	44,364
Thereafter	-
$2,191,315

(B) Commitments

The Company has a contractual obligation to pay a third party 2% of all revenue under its single customer contract for three years from signing. No amounts were owing under this agreement as at March 31, 2010 and December 31, 2009.

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.       Lease obligations, commitments and Contingencies (continued)

(C) Contingencies

There are no outstanding judgments against the Company or any consent decrees or injunctions to which the Company is subject or by which its assets are bound and there are no claims, proceedings, actions or lawsuits in existence, or to the Company’s knowledge threatened or asserted, against the Company or with respect to any of the assets of the Company that would materially and adversely affect the business, property or financial condition of the Company, including but not limited to environmental actions or claims. However, from time to time, is involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

An employee terminated in 2009, is claiming that she was wrongfully dismissed and is seeking damages. The Company believes that it has complied with law in completing her termination. As such the Company believes that her claim is without merit.

8.      Unearned revenue

The Company entered into a contract with its single customer in June 2007, wherein the customer provided the Company with a $1,000,000 signing fee. The Company has deferred recognition of revenue for this signing fee until customer acceptance of its product is obtained. The customer or the Company may cancel the contract at anytime. There is no certainty that the customer will accept that Company’s product or that the company will deliver a working product for the customer.

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.      Shareholders’ equity

The authorized capital of the Company consisted of: (i) 300,000,000 common shares (as amended on March 25, 2010),   135,001,887 shares of which were reserved at March 31, 2010 and (ii) 20,000,000 shares of preferred stock of the Company, which have been designated as Series B Preferred Stock (“Series B Preferred”), with 2,329,905 reserved at March 31, 2010. The common shares issued to the former shareholders of Airline Intelligences Systems Inc. become free trading shares one year following the completion of the merger.

Exchange Right Agreement

The Company and Merus Capital I, L.P. (“Merus”) entered into an exchange right agreement (the “Agreement”), whereby Merus provided funding to the Company in exchange for, amongst other things, a right in liquidation for Merus to exchange common shares held by Merus at the time of the conversion (“Merus Securities”) into an unsecured promissory note with aggregate principle up to $5,000,000 paying interest at a rate of 5.00% per annum.  The term of the Agreement is the earlier of: (i) 36 months following a Going Public Transaction (as defined in the Agreement); (ii) Merus receiving the Note after exercising their rights under the Agreement; and (iii) Merus transferring any of the Merus Securities without the prior authorization of the Company. Management has reviewed the terms of the exchange right agreement and has determined that permanent equity classification is appropriate because all conditions under which the exchange right could be enforced are solely within the control of the Company.

10.     Income taxes

The Company has made no provision for income taxes since inception and for the periods presented as the Company has incurred net losses. Based on statutory rates, the Company’s expected income tax benefit from these losses based on the accounting loss for the periods ended March 31, 2010 and 2009 would be approximately $710,516 and $1,367,377 respectively.

The future benefit of net operating loss carryforwards to the Company may be limited by on an annual basis and in total by Section 382 of the United States Internal Revenue Code as a result of prior ownership changes and depending on the future ownership changes.
.

AISYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Stock option plans

The Company has issued stock options to employees, consultants and advisors under two Stock Option Plans, (i) The 2005 Stock Option Plan and (ii) The 2008 Stock Option Plan. The Company has also issued Non-Plan stock options to certain consultants and advisors.

The Company’s 2005 Stock Option Plan, dated December 8, 2005 (as amended from time to time) has reserved 6,000,000 Common Shares for issuance and the Company’s 2008 Stock Option Plan, dated May 30, 2008, has reserved 5,000,000 Common Shares for issuance. Additionally, the Company has reserved 841,500 Common Shares for outstanding non-plan stock options.

(A)   Consolidated Schedule of Stock Option Plans

A summary of the Company’s stock options from December 31,2009 to March 31, 2010 is presented below:

	Shares under option	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	9,004,977	$0.24	5.20	$2.09
Exercisable at December 31, 2009	5,884,246	$0.24	5.00	$2.43

Granted	4,841,025	$0.24	5.00	$0.06
Exercised	-	$-	-	$-
Cancelled	-	$-	-	$-
Forfeited	-	$-	-	$-
Outstanding at March 31, 2010	13,846,003	$0.24	5.20	$1.38
Exercisable at March 31, 2010	8,200,832	$0.24	5.00	$1.97

The fair value of stock options granted during the period ended March 31, 2010 was estimated using the Black-Scholes option pricing model with the assumption that no dividends are to be paid on common shares, a weighted average volatility factor for the Company’s share price of 20% (2009 – 20%), a weighted average risk free interest rate of 3.2% (2009 – 2.5%) over an expected term of 5 years (5 years).

The total fair value of stock options granted to all employees and directors that vested during the three months ended March 31, 2010 and 2009 was $320,705 and $2,263 respectively. Since inception no employee stock options have been exercised. The intrinsic value of options outstanding and exercisable at March 31, 2010 and December 31, 2009 was $nil.

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.    Financial instruments

The Company, as part of its operations, carries a number of financial instruments. It is management’s opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments except as otherwise disclosed.

The Company’s financial instruments, including cash and short term deposits, accounts payable and accrued liabilities are carried at values that approximate their fair values due to their relatively short maturity periods. The carrying value of notes payable approximate their fair value as these instruments are due on demand.

13.    Subsequent Events

(A) Common shares

Subsequent to the end of the quarter, the Company received $65,000 related to subscription receipts outstanding at the end of the quarter and prior to the merger. At present there remain outstanding subscription receipts of $57,000.

(B) Short Term Loan

Following the quarter end, the Company received $210,000 in advances from shareholders and third parties. These advances are due upon demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 8-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 22, 2010.

Forward Looking Information

This Quarterly Report on Form 10-Q (the “Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management.  When used in this document, the words “may”, "will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements.  You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties, as noted in the Company’s Report on Form 8K, filed with the SEC, and as noted below.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.  We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

COMPANY OVERVIEW

On March 19, 2010, AISystems, Inc., formerly Wolf Resources Inc. (the “Company”) acquired Airline Intelligence Systems Inc.(“AIS”), a development stage software development company based in the State of Washington, focused on software for the airline industry. In accordance with the Share Exchange Agreement, assuming delivery of 100% of AIS stock, the Company will issue a total of 116,250,000 shares which would represent 75% of our issued and outstanding common stock on a fully diluted basis and a total of 2,329,905 shares or 100% of our issued and outstanding Series B preferred stock. As a result of the merger transaction, our business is no longer considered to be a shell company for reporting purposes.

The transaction has been accounted for by the Company as a reverse merger. For accounting purposes, AIS is the acquirer in the reverse acquisition transaction, and consequently, the financial results have been reported on a historical basis as if the Airline Intelligence Systems Inc. had acquired the Company.  As the acquisition of the net monetary liabilities of the Company did not constitute a business, the transaction has been accounted for capital transaction. Accordingly, the Company has reflected the issuance 38,714,000 shares for the total net monetary liabilities of the shell company in the amount of $52,990 in the consolidated statement of changes in stockholders' equity.

The exchange ratio on the merger was 0.95767068 Company shares for each share of AIS.  The historical issuances of equity by Airline Intelligence Systems Inc. are reflected by applying the exchange ratio to the earliest reporting period.

The Company also filed a Form 14C on April 7, 2010 wherein amongst other things, the Company amended its year-end to December 31 to conform with the year-end of Airline Intelligence Systems Inc.

Business History

Airline Intelligence Systems Inc. was incorporated in Delaware in December 2005.  The business was initiated by Steve Johnston and Roy Miller, with the intention of solving one of the most difficult planning and scheduling problems facing the commercial airline industry today enabling the integration and control of an airline’s Planning, Revenue Management and Operations functions in real time. Steve Johnston remains as the Chief Executive Officer.

Business background

The Company has the exclusive licensing right to develop and market a proprietary business platform called jetEngine™ O/S (“jetEngine”) for the airline industry and are in the process of building a software program, jetEngine while simultaneously creating an infrastructure for sustainable growth prepared to enter the commercial stage of its business life cycle.

The core jetEngine TM system technology is the backbone of an integrated business platform solution that once completed and deployed by customers is expected to revolutionize the airline industry.  jetEngine TM is a new paradigm for strategic airline management that will enable the integration and control of a commercial airline’s schedule planning, revenue management, and integrated operations functions, entirely in real time.

The Company is at various stages of discussion with a number of airlines worldwide, implementation and channel partners regarding the development and deployment of jetEngine. The Company’s first beta customer, AeroMexico, was signed on June 7, 2007. AeroMexico is an international carrier with approximately 10.2 million annual transported passengers.  AeroMexico recognized that The Company’s solution could dramatically change its business and the industry in which it competes. The Company does not currently expect any future revenues from AeroMexico.

The Company may not be in compliance of its agreement with AeroMexico in connection with certain monies received from AeroMexico to be kept in escrow. AeroMexico has certain rights, including termination, for certain significant breaches of the agreement. Such non-compliance may be determined to be a significant breach and give AeroMexico the right to terminate its agreement with the Company and other rights.

The Company does not have a Beta customer for its Business Planning Suite at this time.

The Company currently anticipates the implementation of its business plan will require additional investment capital.

The Company aims to complete $5 million to $10 million in equity financing in 2010. The funds will be used to engage potential customers, to fund product development, for working capital purposes, for repayment of debt and for other corporate purposes. There is no assurance that the Company will be able to raise the necessary funds to continue operations as envisions or that such funds can be raised on favorable terms to existing shareholders. This could result in significant dilution or a loss of investment to any current or future shareholders. If the Company is unable to raise sufficient funds on the required timelines its ability to implement its vision will be hindered and this could result in the entire loss of any investment in the Company. The Company has limited resources at this time, in the annual financial statements a reference to the Company’s ability to continue as a going concern assumption is rendered, see Liquidity and Capital Resources section below.

The Company’s focus is on the commercial airline industry. Management will place initial efforts on gaining market share within the industry through the sale of its Business Planning Suite (“BPS”). Through the Company’s  experiences and discussions with airlines we have decided to focus development attention on launching the BPS in an attempt to get rapid market share and then to have a natural progression to the releases of Schedule Planning, Crew, Revenue Management and Integrated Operations. Management anticipates that the speed and ease of deployment of the BPS, along with aggressive pricing will lead to a rapid penetration of the market. Management further believes that once an airline has had the opportunity to work with BPS, it will be interested in implementing the full capabilities of jetEngine through the purchase of the entire platform. At this time, the Company does not have any customers for its BPS product, it is possible that, 1) The Company will not complete sales with potential customers, 2) that those sales will not be completed on terms favorable to the Company  3) that the Company will not  have sufficient or the appropriate resources to complete the development of its product 4) that a competitive product will address the needs of the market before the Company is able to commercialize thereby significantly reducing the expected market opportunity, 5) the product as envisioned and developed by the Company will not meet the needs of customer and therefore never get deployed or achieve acceptance in the market place.

The Company plans to make extensive use of channel partners as a means of distribution and deployment of its products and has sought out several such companies that have airline customers. This strategy allows the channel partner to handle the deployment aspect of the product sale and allows the Company to focus on developing and producing world-class products. The Company is working on qualifying channel partners for distribution and deployment. Further Organization of such partners may take longer and be more expensive than the Company anticipated at this time. This could have a material effect on the Company’s ability to be successful.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.  This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates required for the preparation of the unaudited condensed consolidated financial statements included in Item 1 of this Report were those related to revenue recognition, stock based compensation,,deferred income tax assets, liabilities, notes payable issued with warrants and contingencies surrounding litigation.  These estimates are considered significant because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.  Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, contingencies, and litigation.  Actual results could differ from these estimates.

The critical accounting policies used in the preparation of our interim condensed consolidated financial statements are discussed in our Form 8K filed with the SEC on March 22, 2010.  To aid in the understanding of our financial reporting, it is suggested that the interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto, included in a Form 8-K filed March 22, 2010

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations for the three months ended March 31, 2010 and 2009 and for the period from December 7, 2005 (inception) to December 31, 2009.

The following tables set forth key components of our results of operations for the periods indicated in dollars. The discussion following the table is based on these audited results.

	Three months ended March 31,2010	Three months ended March 31, 2009	For the period from December 7, 2005 (inception) to March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses

Salaries and benefits	$(628,379)	$(1,534,124)	$(15,403,135)
Outside Services	(687,945)	(666,505)	(9,711,430)
Travel, meals and entertainment	(51,319)	(133,754)	(2,543,886)
Office and general expense	(257,235)	(344,586)	(4,226,854)
	$(1,624,878)	$(2,678,969)	$(31,885,305)
Depreciation and amortization	(44,956)	(81,341)	(963,712)
Stock Based Compensation	(192,303)	(410,304)	(27,213,049)
	$(237,259)	$(491,645)	$(28,176,761)

Loss from operations	$(1,862,137)	$(3,170,614)	$(61,924,203)

Other income (expenses)
Interest (expense)	(88,618)	(556,632)	(3,425,962)
Interest income	-	4,790	114,610
Other income(expense)	(36,391)	22,010	45,417
	$(125,009)	$(529,832)	$(3,265,935)

Net loss for the period	(1,987,146)	(3,700,446)	(63,327,999)

Deficit, beginning of the period	(61,340,853)	(43,689,622)

Deficit,end of the period	$(63,327,999)	$(47,390,068)	$(63,327,999)

Net loss per share attributable to common stockholders

Basic and fully diluted	$(0.02)	$(0.08)

Number of weighted average common shares outstanding basic and diluted	97,423,000	46,818,000

 Revenues.

The Company is a development stage company and has not earned any revenue from its inception in 2005 through March 31, 2010. The Company expects to commence earning revenue as it attracted customers and deploys software that is accepted by those customers. The Company expects to achieve first revenues in 2011. At this time, the Company’s product remains under development and the Company does not have any deployed products in the market place with potential customers.

On June 7, 2007, the Company signed AeroMexico as its first beta customer. The Company received $1 million in fees from AeroMexico which are recorded as deferred revenue in the Company’s financial statements as the Company has not met the criteria for recognition. The Company does not currently expect any future revenues from AeroMexico.

Operating Expenses

In the first quarter of 2010, the Company’s loss from operations was $2.0 million as compared to $3.7 million in the same period in 2009.  The Company’s loss from operations from inception (December 7, 2005) through March 31, 2010 are $63.3 million. In the first quarter of 2010 loss from operations were lower than in the same period in 2009 as the Company downsized its business to align its business progress with financing available in the market to continue operations. Costs incurred in the first quarter of 2010 and in the comparative periods related primarily to staff, facilities, consultants, advisors, legal, travel and other costs associated with seeking customers, investors and the continued development of software as the Company aims to establish a market for its technology rights. Since inception, the Company has expanded and contracted based upon access to capital, the availability of key resources and traction with potential customers. The Company expects the loss from operations in 2010 to be in line with 2009.

In the first quarter of 2010, compensation expense was $0.6 million a reduction from $1.5 million in the comparative period in 2009. The decrease was due to a reduction in staff in 2010 caused by reduced access to capital brought on by the economic downturn.

In 2010, outside services expense were $0.7 million compared to $0.7 million for the comparative period.

In 2010, travel, meals and entertainment was $51,000 compared to $134,000 for the comparative period as the Company reduced its investment in travelling to potential customer sites and due to the cessation of the Aeromexico deployment.

In 2010, office and general expenses were $0.25 million down from $0.35 million in the comparative period.

In 2010, depreciation and amortization expenses was $45,000 compared to $81,000 in the comparative period as the Company continued to write off its capital equipment acquired since inception over their estimated useful life.

In 2010, stock based compensation was $0.2 million compared to $0.4 million in comparative period of 2009.

Other income (expenses)

Other expenses were $0.1 million in 2009 compared to $0.6 million in 2009. Other income (expenses) were primarily comprised of interest expense on debt issued by the Company related to financing operations and for the acquisition of intellectual property.

Income tax expense

The income tax expense for the three months ended March 31, 2010 and 2009 was Nil as the Company has incurred operating losses since inception.

Net Loss

The Company’s net loss for the first quarter of 2010 was $2.0 million compared to $3.7 million in the comparative period for 2009.

Restricted cash

Restricted cash represents amounts held by a bank as a collateral security for a letter of credit issued in favor of the lessor of its Kirkland facility and an escrow required pursuant to a loan guarantee agreement. Subsequent to the end of current quarter the company entered into a settlement arrangement with the Landlord at the Kirkland facility that will see amongst other things the release of these escrow funds to the Landlord. Additionally, at March 31, 2010 the Company held $66,000 in an escrow account to relating to the loan guarantee; $60,000 was paid to lenders on April 13, 2010.

Additionally, pursuant to a customer contract, the Company is required to hold in escrow ten percent of all payments received from the customer as restricted cash while the contract exists to satisfy its indemnification obligations to the customer pursuant to the contract. For the period from December 7, 2005 (inception) to December 31, 2009 the Company has received $1,000,000 from this customer. The Company is not in compliance with this term of the customer contract. Under a default, the customer may terminate this contract with the Company at any time by providing written notice to the Company.

Intellectual Property

On December 9, 2005, AISystems entered into an Intellectual Property Agreement with Dynamic Intelligence Inc. (“Dynamic”), the controlling shareholder, to license certain intellectual property from Dynamic and in full satisfaction of the consideration, the Company issued 19,153,414 common shares at a nominal agreed value of $10.

On October 11, 2006, the parties amended the Intellectual Property Agreement to provide AISystems the right to license additional intellectual property from Dynamic (collectively, the “Intellectual Property Agreement”). AISystems’ license consists of the exclusive, fully paid, worldwide and perpetual license to exploit the Dynamic Intellectual Property solely in the airline field, including the right to exploit any product or service in the airline field. Pursuant to the amended Intellectual Property Agreement, the fair value consideration of $8,000,000 was settled with the issuance of a note payable for $4,000,000 and issuing 7,661,365 common shares.

SEC Staff Accounting Bulletin Topic 5G requires that non-monetary assets transferred by shareholders to be recognized at historical cost as recorded in the books of the transferor, Dynamic, in accordance with GAAP. Management of the Company has determined that historical cost of the non-monetary assets transferred in accordance with GAAP would be nil. Accordingly, the fair value of the monetary consideration in excess of cost has been recorded as a special distribution in the consolidated statement of shareholders’ deficit.

In May 2008, the parties amended the Intellectual Property Agreement to provide AISystems the exclusive, worldwide and perpetual right to develop and market the proprietary Integrated E-Commerce Travel Engine Platform for the travel and tourism industry. Pursuant to the amended intellectual property agreement, the fair value of consideration of $5,000,000 was settled with the issuance of a note payable for $5,000,000, the issuance of 1,915,341 common shares and a 5.0% royalty on revenue directly derived from the Integrated E-Commerce Travel Engine Platform.

In May 2009, the May 2008 amendment was cancelled pursuant to another amendment and all obligations under the May 2008 amendment were reversed. As a result, the $5,000,000 note payable was presented as an extinguishment of the debt to Dynamic Intelligence Inc. on the consolidated balance sheet as at December 31, 2008 with no gain or loss being reported in the consolidated statement of operations. Also, the 1,915,341 common shares were cancelled and $800,000 was recorded as additional consideration for the rescission of the agreement during the period ended December 31, 2009.

Notes payable to Dynamic Intelligence Inc.

In 2006, the Company amended its license agreement with its controlling shareholder, Dynamic Intelligence Inc. (“Dynamic”),. In conjunction with this, amongst other things, the Company issued $4,000,000, 5%, unsecured notes payable. In 2007, the Company paid down the principal of the loan by $2,000,000.  In 2008, the Company further amended its license agreement with its controlling shareholder, Dynamic. In conjunction with this, amongst other things, the Company issued and subsequently cancelled an additional $5,000,000, 5%, unsecured notes payable. In addition, during the year ended December 31, 2008, the Company reduced the principal owing under this note when it assigned $422,000 in loans receivable from employees.  During the year ended December 31, 2009, a further reduction in principal in the amount of $800,000 was recorded as a contribution to additional paid in capital as consideration for the rescission of the agreement.

All interest in respect of the loan remains outstanding at March 31, 2010. Interest expense on this note was   $13,040 and $19,725 for the three months ended March 31, 2010 and 2009.

 Notes payable with detachable warrants

In 2008, the Company issued $2,582,090 one year, 8% notes payable to existing shareholders, executives, consultants and advisors to the Company, which are unsecured and have a detachable warrant with a strike price of $0.001 for every $5.00 of notes payable issued. Management estimated the fair value of each instrument separately and allocated the proceeds in accordance with the relative fair value method. The amount allocated to the warrants in accordance with this method was $1,534,260 during the year ended December 31, 2008. The notes payable have been recorded on the consolidated balance sheet net of the discount representing the allocation of the relative fair value to the warrant. The Company records interest in the consolidated statements of operations as the discounted note is accreted to its face value through maturity, in addition to recording an 8% interest charge.

From January 2009 to February 2009, the Company issued an additional $723,550 (Dynamic - $698,600) 8%, unsecured notes payable with a total of 145,000 detachable warrants at a strike price of $0.001.  Management estimated the fair value of each instrument separately and allocated $127,342 to these warrants in accordance with the relative fair value method.

In 2009, the Company provided an option to the holders of 8% notes payable to convert these debt instruments into common shares at an issuance price of $0.75 per common share in exchange for the outstanding debt plus accrued and unpaid interest. During the year ended December 31, 2009, an amount of $1,734,327 representing principal and accrued interest on 8% notes payable were converted into 2,312,437 common shares at $0.75 per share. The 8% notes payable, including Dynamic’s portion, are senior in the security ranking to the notes payable issued to Dynamic Intelligence Inc. issued in 2006. The expense related to the discount on the 8% notes payable using the interest method was $33,853 and $535,957 for the three months ended March 31, 2010 and 2009. This loan is past due and payment under this note may be demanded at any time.

During the year ended December 31, 2009,  the Company issued $2,410,000 in 5% unsecured notes that mature within various dates throughout 2009 along with a total of 7,386,666 in detachable warrants with a strike price of $0.001. Management estimated the fair value of each instrument separately and allocated $960,818 to the warrants in accordance with the relative fair value method. The Company records interest in the consolidated statements of operations as the discounted note is accreted to its face value through maturity, in addition to recording a 5% interest charge. The expense related to the discount on the notes payable using the interest method was $35,875 and $905 for the three months ended March 31, 2010 and 2009.

Guarantee Notes

The Company also entered into a bond agreement during 2009 with a third party to provide a guarantee of notes to be issued by the Company. Under this bond, the Company issued $150,000 of notes bearing interest of 18%, maturing in August 2010. These notes also included a total of 300,000 common stock warrants with a strike price of $0.001 and fair value of $39,894. Pursuant to guarantee agreement, the Company is required to set aside in a separate bank account of 5% of all the future funds raised in excess of $1,000,000.  On March 13, 2010, the Company paid $60,000 of the amounts owing under this note. On April 13, 2010, the Company paid an additional $60,000 of the amounts owing under this note. The company recorded interest expense of $5,850 and $11,250 for the three months ended March 31, 2010 and 2009.

Creditor Forbearance

The Company owes $1,425,317 to certain parties that are past due since 2008 and 2009. The parties have agreed to standstill and forbear the amounts owing provided that the Company agree to repay the amounts owed on the following basis: 15% of all monies raised by the Company subsequent to February 11, 2010 shall be set aside for the repayment of the debt until fully repaid. The Board of Directors of the Company has agreed to the repayment terms and authorized same. No payments have been made under this forbearance agreement in 2010 and therefore the Company is in breach of the terms of this forbearance.

Demand Loan

In 2009, the Company has received an additional $45,000 consisting of two unsecured, non-interest bearing demand loans from shareholders with no fixed terms of repayment.

Short Term Loan

Following the quarter end, the Company received $210,000, in advances from shareholders and third parties. These advances are due upon demand.

Equity Issuances in 2010

From January 1, 2010 to February 28, 2010, the Company issued 1,781,267 common shares for gross proceeds of $465,000.

From March 1, 2010 to March 19, 2010, the Company issued 6,820,468 common shares for gross proceeds of $590,000 and subscription receipts of $122,194. Subsequent to the end of the quarter $61,194 was collected.

On March 19, 2010, the Company acquired Airline Intelligence Systems Inc. an early stage software development company based in the State of Washington, focused on software for the airline industry, in accordance with the Share Exchange Agreement.  On the Closing Date, we acquired 50.8% of the outstanding shares of common stock and 72.6% of the Series A preferred stock of AISystems from the AISystems Shareholders.  In exchange for the AISystems Stock, the AISystems Shareholders acquired from us 1,692,240 shares of Series B preferred stock and 51,960,523 shares of our common stock on a fully diluted basis, with up to an additional 64,289,477 shares of Wolf Common Stock and 637,665 shares of Wolf Series B preferred stock to be issued upon the delivery of additional shares of AI Systems Stock, assuming 100% delivery of the AI Systems Stock, which will represent a total of 116,250,000 shares or approximately 75% of our issued and outstanding common stock on a fully diluted basis and a total of 2,329,905 shares or 100% of our issued and outstanding Series B preferred stock.  Airline Intelligences Systems Inc. became a wholly-owned subsidiary of the Company.  The directors of the Company have approved the Share Exchange Agreement and the transactions contemplated under the Share Exchange Agreement.  Upon consummation of the Merger, 90,714,523 of the Company’s Common Stock (which shall be “restricted securities” for 1 year are issued and outstanding on a fully diluted basis and 1,692,240 shares of the Company’s preferred stock are issued and outstanding. Assuming the subsequent exchange of the remaining AISystems Stock and assuming a subsequent increase in our authorized common stock, there will be up to 155,004,000  shares of our Common Stock and up to 2,329,905 shares of our Series B preferred stock issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Capital required to continue operations and substantial doubt about ability to continue as a going concern

The Company requires capital to continue operations. The Company is in arrears with its creditors and any of its creditors may petition the Company in receivership.  In this regard, management is planning to raise necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

The Company expects to raise $5 million to $10 million in equity in 2010, which will be used to fund operations, improve working capital and to reduce maturing and past due debt. Should the Company be unable to raise this amount of capital its operating plans to fund our business and financial performance could be adversely affected.

The Company has yet to fully commercialize its technologies and consequently has incurred significant losses since its inception.

At March 31, 2010, the Company’s deficit accumulated during the development stage was approximately $63.3 million, and the Company had utilized cash in operating activities of $26.4 million. The Company has funded theses losses and cash flows through the sale of equity securities, the issuance of debt and from credit granted by vendors. The Company is also in arrears to certain creditors and in default under certain agreements which may have a material adverse effect on operations.

It should be noted that our independent auditors included a going concern opinion with respect to our annual financial statements which were included in our Form 8K, as filed with the SEC on March 22, 2010. The Company has included the going concern reference because we have incurred significant and recurring losses and we have a capital deficiency amongst other things.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company.  If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company’s business, results of operations and ability to continue as a going concern.

Lease obligations

The Company leases office space in Kirkland, Washington and Toronto, due to expire on October 2012 and May 2014 respectively. Total annual lease expense for the year is approximately $0.8 million. The Company has been in arrears/default under the Kirkland lease agreement since November 2009. As described in Note 4, the Company has restricted cash that the landlord may draw upon at any time at their sole discretion to remedy the arrears rent. Subsequent to quarter end the Company has agreed to release the escrowed funds to the landlord and is negotiating a settlement with the landlord related to the remaining lease obligation and the location of smaller more suitable space given the reduced staff at the Seattle location. In the second quarter the company expects to record a settlement expense from the current negotiations.

In May 2009, the Company extended the lease for its Toronto office space for 5 years. The lease provided for three months free rent at the inception of the lease.

The Company also leases photocopiers, computer equipment and an apartment, expiring at various dates from 2010 to 2014.

The total future minimum lease payments by year for all operating leases are as follows:

Lease obligations

March 31,	Total

2010	$703,777
2011	733,399
2012	610,744
2013	99,031
2014	44,364
Thereafter	-
$2,191,315

Commitments

The Company has a contractual obligation to pay a third party 2% of all revenue under its single customer contract for three years from signing. No amounts were owing under this agreement as at December 31, 2009 and 2008.

OFF-BALANCE SHEET ARRANGEMENTS

Exchange Right Agreement
The Company and Merus Capital I, L.P. (“Merus”) entered into an exchange right agreement (the “Agreement”), whereby Merus provided funding to the Company in exchange for, amongst other things, a right in liquidation for Merus to exchange common shares held by Merus at the time of the conversion (“Merus Securities”) into an unsecured promissory note with aggregate principle up to $5,000,000 paying interest at a rate of 5.00% per annum.  The term of the Agreement is the earlier of: (i) 36 months following a Going Public Transaction (as defined in the Agreement); (ii) Merus receiving the Note after exercising their rights under the Agreement; and (iii) Merus transferring any of the Merus Securities without the prior authorization of the Company. Management has reviewed the terms of the exchange right agreement and has determined that permanent equity classification is appropriate because all conditions under which the exchange right could be enforced are solely within the control of the Company.

Inflation.

Inflation did not have a significant impact on our results during the quarter and nine months ended March 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer who serves as both our principal executive officer and principal financial officer.  Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting him to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.

    Our management intends to implement corrective actions where required to improve our disclosure controls and procedures and our internal controls.  Specifically, the Company expects to hire additional personnel to help implement additional controls and procedures to improve the financial closing process and the process by which we accumulate and prepare the disclosure of the information in reports we file with the Securities and Exchange Commission.  However, the material weakness will not be considered remedied until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

On March 19, 2010, pursuant to the Merger Agreement, the person serving as the Company’s Chief Executive Officer and Financial Officer resigned from those positions, and shortly thereafter (effective March 19, 2010) resigned as a director.  On March 19, 2010, Mr. Johnston began serving as the Company’s Chief Executive Officer and Mr. Clifford began serving as of our chief financial officer.  Additionally, as a result of the Merger Agreement the Company appointed new persons to serve on the Company’s Board of Directors.  Except for new persons now serving as our executive officers and for the change of control that occurred as a result of the Merger Transaction, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no outstanding judgments against the Company or any consent decrees or injunctions to which the Company is subject or by which its assets are bound and there are no claims, proceedings, actions or lawsuits in existence, or to the Company’s knowledge threatened or asserted, against the Company or with respect to any of the assets of the Company that would materially and adversely affect the business, property or financial condition of the Company, including but not limited to environmental actions or claims. However, from time to time, is involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

An employee terminated in 2009, is claiming that she was wrongfully dismissed and is seeking damages. The Company believes that it has complied with law in completing her termination. As such the Company believes that her claim is without merit.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Other than as reported in our Form 8K, as filed with the SEC on March 19, 2010, there have been no significant changes to the risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement by and between the Company, AISystems and the AISystems Shareholders, dated March 19, 2010 (incorporated by reference in the Form 8K filed with the SEC on March 22, 2010)

3.1	Articles of Incorporation (incorporated by reference in the Registration Statement on Form SB-2 filed with the SEC on September 30, 2005)

3.2	Amended and Restated Articles of Incorporation (incorporated by reference in the Registration Statement on Form S-1 filed with the SEC on May 28, 2008)

3.3	Bylaws (incorporated by reference in the Registration Statement on Form SB-2 filed with the SEC on September 30, 2005)

3.4	Certificate of Designation of the Series B Preferred Stock filed with the Nevada Secretary of State on March 22, 2010. (incorporated by reference in the Form 8K filed with the SEC on March 22, 2010)

10.1	Stephen C. Johnston Employment Agreement (incorporated by reference in the Form 8K filed with the SEC on March 22, 2010)

10.2	Office Lease Agreement between Carillon Properties and Airline Intelligence Systems, Inc. (incorporated by reference in the Form 8K filed with the SEC on March 22, 2010)

10.3	Lease between SITQ National Inc. and Airline Intelligence Systems Corp. (incorporated by reference in the Form 8K filed with the SEC on March 22, 2010)

10.5	Software Licensing Agreement with AeroMexico as amended (incorporated by reference in the Form 8K filed with the SEC on March 22, 2010)

10.6	License Agreement between Dynamic Intelligence, Inc. and Airline Intelligence Systems, Inc. as amended (incorporated by reference in the Form 8K filed with the SEC on March 22, 2010)

10.7
Master Services Agreement between Dynamic Intelligence, Inc., Airline Intelligence Systems, Inc. (US) and Airline Intelligence Systems, Inc. (CA). (incorporated by reference in the Form 8K filed with the SEC on March 22, 2010)

10.8	Exchange Right Agreement between Airline Intelligence Systems, Inc. and Merus Capital I, L.P. (incorporated by reference in the Form 8K filed with the SEC on March 22, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AI SYSTEMS INC.

Date: May 20, 2010	By:	/s/ Stephen C. Johnston
Stephen C. Johnston
Chief Executive Officer

	By:	/s/ Gary Clifford
Gary Clifford
Chief Financial Officer