Form 10-Q
period 2010-06-30
AISystems, Inc.
filed 2010-08-23
CIK 1328769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number:

AISystems, Inc.

(Formerly Wolf Resources Inc.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large Accelerated Filer ☐                                                       Accelerated Filer ☐

Non-Accelerated Filer☐                                                      Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 23, 2010, there were 141,082,440 shares of common stock, $0.01 par value, outstanding.

 TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 and the period from December 7, 2005 (inception) to June 30, 2010	4

	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period from December 7, 2005 (inception) to June 30, 2010	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and the period from December 7, 2005 (inception) to June 30, 2010	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II.	Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25

Item 6.	Exhibits	262

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AISYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current
Cash
Cash and due from bank	$-	$32,977
Restricted cash	2,240	619,104
	2,240	652,081
Loan receivable from employees	18,786	19,029
Subscription receivable	57,000	15,825
Prepaid expenses and other current assets	108,684	71,457
Total Current Assets	186,710	758,392

Property and equipment,net	391,621	482,995
Intellectual Property	10	10

Total Assets	$578,341	$1,241,397

Liabilities and Shareholders' Deficit

Current
Bank indebtedness	$47,345	$-
Accounts payable and accrued liabilities	5,628,407	4,161,061
Notes payable to Shareholders	4,242,487	3,923,262

Deferred lease obligation	89,268	100,740
Current portion of equipment loan	5,718	5,740
Total Current Liabilities	10,013,225	8,190,803

Loan payable for equipment, net of current portion	-	1,842
Deferred revenue	1,000,000	1,000,000
Loans payable to controlling shareholder for Intellectual Property	1,010,178	990,727

Total Liabilities	12,023,403	10,183,372

Shareholders' Deficit
Preferred Shares (Authorized 20,000,000 with 2,400,000
designated as Series B, Issued: 2,329,905 Series B)	2,330	2,330
Common shares - (Authorized: 300,000,000
Issued June 30 2010: 141,082,440 and 2009: 84.964,793 )	141,082	84,965
Liquidation Preference (note 9)	-	-
Additional paid-in capital	53,680,542	52,311,583
Deficit accumulated during the development stage	(65,269,016)	(61,340,853)

Total Shareholders' Deficit	(11,445,062)	(8,941,975)
Total Liabilities and Shareholders' Deficit	$578,341	$1,241,397

The accompanying notes are an integral part of these unaudited condensed financial statements.

AISYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009	For the period from December 7, 2005 (inception) to June 30, 2010

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses

Salaries and benefits	$(648,416)	$(1,135,492)	$(1,276,798)	$(2,669,616)	$(16,051,554)
Outside Services	(822,625)	(778,053)	(1,517,570)	(1,444,558)	(10,541,055)
Travel, meals and entertainment	(62,246)	(38,962)	(113,554)	(172,716)	(2,606,121)
Office and general expense	(256,644)	(300,299)	(506,889)	(644,884)	(4,476,508)
	$(1,789,931)	$(2,252,806)	$(3,414,811)	$(4,931,774)	$(33,675,238)

Other expenses
Depreciation and amortization	(48,243)	(73,929)	(93,198)	(155,270)	(1,011,954)
Stock Based Compensation	(92,504)	(1,622,900)	(284,806)	(2,033,205)	(27,305,552)
	$(140,747)	$(1,696,829)	$(378,004)	$(2,188,475)	$(28,317,506)

Loss from operations	$(1,930,678)	$(3,949,635)	$(3,792,815)	$(7,120,249)	$(65,785,559)

Other income (expenses)
Interest (expense)	(68,304)	(1,018,545)	(156,922)	(1,575,177)	(3,494,266)
Interest income	-	-		4,790	114,610
Other income (expense)	57,965	(48,631)	21,574	(26,621)	103,382
	$(10,339)	$(1,067,176)	$(135,348)	$(1,597,008)	$(3,276,274)

Net loss for the period	(1,941,017)	(5,016,811)	(3,928,163)	(8,717,257)	(65,269,016)

Deficit, beginning of the period	(63,327,999)	(47,390,068)	(61,340,853)	(43,689,622)	-

Deficit, end of the period	$(65,269,016)	$(52,406,879)	$(65,269,016)	$(52,406,879)	$(65,269,016)

Net loss per share attributable
to common stockholders

Basic and fully diluted	$(0.02)	$(0.10)	$(0.03)	$(0.18)

Number of weighted average
common shares outstanding
basic and diluted	120,114,084	48,114,162	120,114,084	48,114,162

The accompanying notes are an integral part of these unaudited condensed financial statements.

AISYSTEMS, INC.UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  (DEFICIT)

	Common stock - number of shares #	Common stock - amount $	Additional Paid in Capital $	Deficit accumulated during development stage $	Total $

Balances at December 7, 2005	-	$-	$-	$-	$-
Shares issued in consideration	19,153,414	$19,153	(19,143)		10
of Intellectual Property("IP")
Shares issued for cash during	1,312,698	1,313	341,367	-	342,680
the year, net of issuance costs					-
of NIL.					-
Share based compensation					-
Net loss	-	-		(64,350)	(64,350)
Balance at December 31, 2005	20,466,112	$20,466	$322,224	$(64,350)	$278,340
Shares issued in consideration of IP	7,661,365	7,661	(7,661)		-
Special distribution in consideration of IP			(4,000,000)		(4,000,000)
Shares issued for cash during
the year	6,518,673	6,519	3,490,881		3,497,400
Shares issued upon exercising of options	162,804	163	42,337		42,500
Share based compensation			234,065		234,065
Net loss	-			(2,899,296)	(2,899,296)
Balance at December 31, 2006	34,808,954	$34,809	$81,846	$(2,963,646)	$(2,846,990)

Shares issued for cash during
the year	6,264,028	6,264	8,768,637		8,774,900

Share based compensation			17,245,216		17,245,216
Net loss				(24,382,325)	(24,382,325)
Balance at December 31, 2007	41,072,982	$41,073	$26,095,699	$(27,345,971)	$(1,209,198)
Share issued in consideration of IP	1,915,341	1,915	(1,915)		-
Shares issued for cash during
the year	1,618,204	1,618	8,447,028		8,448,646
Subscription receipts
Issuance of preferred shares					2,330
Dividend of common shares			(2,330)		(2,330)
Common share warrants issued in connection
with debt			1,534,260		1,534,260
Shares issued in connection with exercise of					-
warrants	29,707	30	280		310
Shares issued upon exercising of options	19,153	19	19,981		20,000
Share based compensation			3,742,156		3,742,156
Net loss				(16,343,658)	(16,343,658)
Balance at December 31, 2008	44,655,388	$44,655	$39,835,159	$(43,689,629)	$(3,807,485)
Shares issued $0.75 for cash during
the year	552,256	552	431,948		432,501
Shares issued $0.10 for cash during
the year	14,679,904	14,680	1,518,196		1,532,876
Shares issued $0.25 for cash during
the year	3,972,480	3,972	1,033,044		1,037,016
Consideration received for cancellation of IP	-	-	800,000		800,000
Cancelled of share issued for IP	(1,915,341)	(1,915)	1,915		(0)
Anti dilution shares for warrants	6,459,189	6,459	(6,459)		0
Share issued for conversion of Debt	2,214,553	2,215	1,732,113		1,734,328
Common share warrants issued in connection					-
with debt			1,179,347		1,179,347
Shares issued in connection with exercise of
warrants	5,248,493	5,248	(3,891)		1,357
Share based compensation	9,097,871	9,098	5,790,211		5,799,309
Net loss				(17,651,225)	(17,651,225)
Balance at December 31, 2009	84,964,793	$84,965	$52,311,583	$(61,340,853)	$(8,941,976)
Shares issued $0.25 per share for cash during
the year	1,781,267	1,781	463,219		465,000
Shares issued $0.10 per share for cash during
the year	6,765,881	6,766	648,428		655,194
Subscription receivable	3,885,270	3,885	53,115		57,000
Shares issued in connection with exercise of
warrants	4,906,229	4,906	(91)		4,815
Stock based compensation			306,423		306,423
Acquisition of Wolf Resources Inc.	38,754,000	38,754	(91,744)		(52,990)
Shares issued $ 0.45 per share for services
during the period	25,000	25	11,225		11,250
Net loss				(3,928,163)	(3,928,163)
Balance as June 30,2010	141,082,440	141,082	53,702,159	(65,269,016)	(11,423,444)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AI SYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2010	For the six months ended June 30, 2009	For the period from December 7, 2005 (Inception) to June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Operating activities
Net (Loss)	$(3,928,163)	$(8,717,256)	$(65,290,633)

Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	93,198	155,270	1,011,954
Accretion of discounts on notes	15,478	879,070	2,476,035
Options issued for services rendered	284,806	2,033,204	27,305,551
Prepaid expenses and other current assets	(37,227)	(170,888)	(108,684)
Receivable from controlling shareholder			(32,454)
Loans receivable from employee	243	22,305	(445,432)
Accounts payable and accrued liabilities	1,467,345	1,387,084	6,096,841
Deferred revenue	-	-	1,000,000
Deferred rent obligation	(11,472)	3,692	89,268
Interest expense on note payable to controlling shareholder	19,450	-	408,148
Subscription receivable	(41,175)	30,000	(57,000)
Other	(23)	0	5,497
Net Cash (used in) operating activities	(2,137,539)	(4,377,518)	(27,540,908)

Investing Activities
Increase (drecrease) in bank deposit & restricted cash	616,864	354,062	(2,240)
Proceeds/(repayment) from Loan - Ford	(1,842)	(5,334)	(1,842)
Purchase of intellectual property			(10)
Purchase of property and equipment	(1,824)	(17,390)	(1,269,916)
Net Cash from Investing Activities	613,198	331,337	(1,274,008)

Financing Activities

Proceed from issuance of common shares	1,140,272	3,929,953	24,778,991
Bank Indebtedness	47,345	-	47,345
Proceeds on notes payable to controlling shareholder	-	151,201	(130,138)
Preceeds from loan to related party	39,846	-	84,290
Proceeds/(Repayment) of Notes Payable to Shareholders	263,901	(358,350)	4,174,541
Proceeds/(Repayment) of loans	-	-	13,324
Payment on obligation under capital lease	-	(5,097)	(153,437)
Net Cash from Financing Activities	1,491,364	3,717,707	28,814,916

Increase/(decrease in cash for the period	(32,977)	(328,474)	(0)

Cash, beginning of period	32,977	329,036	-

Cash, end of period	$0	$562	$(0)

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

The transaction has been accounted for by the Company as a reverse merger. For accounting purposes, AIS is the acquirer in the reverse acquisition transaction, and consequently, the financial results have been reported on a historical basis as if the Airline Intelligence Systems Inc. had acquired the Company.  As the acquisition of the net monetary liabilities of the Company did not constitute a business, the transaction has been accounted for as a capital transaction. Accordingly, the Company has reflected the issuance 38,754,000 shares for the total net monetary liabilities of the shell company in the amount of $52,990 in the consolidated statement of changes in stockholders' equity.

The exchange ratio on the merger was 0.95767068 Company shares for each share of AIS.  The historical issuances of equity by Airline Intelligence Systems Inc. are reflected by applying the exchange ratio to the earliest reporting period.

The Company also filed a Form 14C on April 7, 2010 wherein amongst other things; the Company amended its year-end to December 31, to conform with the year-end of Airline Intelligence Systems Inc.

2.         Immaterial correction of errors

In accordance with the guidance of Staff Accounting Bulletin No 108, these interim consolidated financial statements reflect the immaterial correction of errors in the Company’s prior period financial statements.  During the quarter ending March 31, 2010, the Company incorrectly stated on the Condensed Consolidated Statement of Changes in Stockholders Equity the number of shares issued in connection with the exercise of warrants as 2,721,359 whereas the actual shares issued were 4,906,229. This error had no impact on the shareholders equity as the cost of the warrants had been calculated correctly.

During the quarter ending March 31, 2010, the Company incorrectly stated on the Condensed Consolidated Statement of Changes in Stockholders Equity the number of shares issued on the acquisition of Wolf Resources Inc. as 38,714,000 whereas the actual number of shares was 38,754,000.

During the quarter ending March 31, 2010, the Company incorrectly stated on the Condensed Consolidated Statement of Changes in Stockholders Equity the number of shares issued through subscriptions receivable as 54,587 whereas the actual number of shares were 4,054,587.  This error had no impact on the shareholders equity as the proceeds have not been received.

3.         Going concern and management’s plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern. The Company has yet to fully commercialize its technologies and consequently has incurred significant losses since its inception. At June 30, 2010, the Company’s deficit accumulated during the development stage was approximately $65.3 million, and the Company had utilized cash in operating activities of $27.5 million. The Company has funded theses losses and cash flows through the sale of equity securities, the issuance of debt and from credit granted by vendors. The Company is also in arrears to certain creditors and in default under certain agreements which may have a material adverse effect on operations or lead to the ceasing of operations.

The Company aims to complete $5 million to $10 million in equity financing in 2010. The funds will be used to market to potential customers, to fund product development, for working capital purposes, for repayment of debt and for other corporate purposes. There is no assurance that the Company will be able to raise the necessary funds to continue operations as envisions or that such funds can be raised on favorable terms to existing shareholders. This could result in significant dilution or a loss of investment to any current or future shareholders. If the Company is unable to raise sufficient funds on the required timelines its ability to implement its vision will be hindered and this could result in the entire loss of any investment in the Company.

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.         Going concern and management’s plans (continued)

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

4.         Interim Financial Statements

These unaudited financial statements are as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 and for the period from December 7, 2005 (inception) to June 30, 2010 and have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, these unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position of the Company as at June 30, 2010, and the results of its operations and its cash flows for the periods ending June 30, 2010 and 2009 and for period from December 7, 2005 (inception) to June 30, 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited and certain information and footnote data necessary for fair presentation of financial position and results of operations in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore it is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto, included in a Form 8-K filed March 22, 2010. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ended December 31, 2010. The balance sheet as at December 31, 2009 has been derived from the audited financial statements at that date.

5.         Restricted cash

Pursuant to a customer contract, the Company is required to hold in escrow ten percent of all payments received from the customer as restricted cash while the contract exists to satisfy its indemnification obligations to the customer pursuant to the contract. For the period from December 7, 2005 (inception) to June 30, 2010 the Company has received $1,000,000 from this customer. The Company is not in compliance with this term of the customer contract. Under a default, the customer may terminate this contract with the Company at any time by providing written notice to the Company.

6.         Property and equipment

	June 30, 2010	December 31, 2009
Computer equipment	$905,117	$905,117
Office equipment	265,379	265,379
Vehicle	28,706	28,706
Computer software	115,040	113,141
	1,314,242	1,312,343
Less: accumulated depreciation	(922,621)	(829,348)
	$391,621	$482,995

Depreciation expense was $93,198 and $155,270 for the six months ended June 30, 2010 and 2009, respectively.

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Notes payable

Notes payable to Dynamic Intelligence Inc. (“Dynamic”)

In connection with the license agreement, the notes payable to the controlling shareholder, Dynamic, at June 30, 2010 is $1,010,178 (December 31, 2009: $990,727). The notes carry an interest rate of 5% and are unsecured with no fixed terms of repayment.

All interest in respect of the loan remains outstanding at June 30, 2010. Interest expense on this note was   $22,765 and $36,117 for the six months ended June 30, 2010 and 2009, respectively.

In addition, Dynamic has notes payable of $1,200,000 which is included in the notes payable to Shareholders.

Notes payable to shareholders with detachable warrants

The notes payable to shareholders with detachable warrants at June 30, 2010 is $4,143,740 (December 31, 2009: $3,878,262).
The notes carry an interest rate ranging from 5% to 18% and are unsecured.

All interest in respect of the loan remains outstanding at June 30, 2010.  Interest expense in including coupon interest and the accretion of the discount of these notes were $134,157 and $1,823,976 for the six months ended June 30, 2010 and 2009, respectively.

Guarantee Notes

The Company also entered into a bond agreement during 2009 with a third party to provide a guarantee of notes to be issued by the Company. Under this bond, the Company issued $150,000 of notes bearing interest of 18%, maturing in August 2010. These notes also included a total of 300,000 common stock warrants with a strike price of $0.001 and fair value of $39,894. Pursuant to the guarantee agreement, the Company is required to set aside in a separate bank account of 5% of all the future funds raised in excess of $1,000,000.  On March 13, 2010, the Company paid $60,000 of the amounts owing under this note. On April 13, 2010, the Company paid an additional $60,000 of the amounts owing under this note. The company recorded interest expense of $22,678 and $NIL for the six months ended June 30, 2010 and 2009.

Creditor Forbearance

The Company owes $1,425,317 to certain parties, included in the Notes payable to Shareholder’s, that are past due since 2009. The parties have agreed to standstill and forebear the amounts owing until September 30, 2010.  If the amounts are not paid by September 30, 2010, interest will increase from 5% to 12 % prospectively provided that the Company agrees to repay the amounts owed on the following basis: 15% of all monies raised by the Company subsequent to February 11, 2010 shall be set aside for the repayment of the debt until fully repaid. The Board of Directors of the Company has agreed to the repayment terms and authorized same. No payments have been made under this forbearance agreement in 2010 and therefore the Company is in breach of the terms of this forbearance.

Demand Loan

In 2009, the Company received an additional $45,000 in exchange for two unsecured, non-interest bearing demand loans from shareholders with no fixed terms of repayment.

Short Term Loan

The Company received $370,000, in advances from shareholders and third parties. These advances are due upon demand.

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.         Lease obligations, commitments and Contingencies

(A) Lease obligations

The Company leases office space in Kirkland, Washington and Toronto, due to expire on October 2012 and May 2014 respectively. Total lease expense was $340,482 and $430,832 for the six months ended June 30, 2010 and 2009. The Company had been in arrears/default under the Kirkland lease agreement since November 2009.

In May 2009, the Company extended the lease for its Toronto office space for 5 years. The lease provided for three months free rent at the inception of the lease.

The Company also leases photocopiers, computer equipment and an apartment, expiring at various dates from 2010 to 2014.

The total future minimum lease payments by year for all operating leases are as follows:

June 30,	Total

2010, remaining	$365,467
2011	733,399
2012	610,744
2013	99,031
2014	44,364
Thereafter	-
$1,853,005

(B) Commitments

The Company has a contractual obligation to pay a third party 2% of all revenue under its single customer contract for three years from signing. No amounts are owed under this agreement as at June 30, 2010 and December 31, 2009.

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

During the quarter ending June 30, 2010, AI Systems entered into consulting agreements with an investor relations firm and research firm in exchange for common shares of the Company to be issued subsequent to June 30, 2010. Compensation for such services is to be expensed over the respective terms of the agreements, as services are rendered.

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

9.         Shareholders’ equity

The authorized capital of the Company consisted of: (i) 300,000,000 common shares (as amended on March 25, 2010),   141,082,440 shares of which were reserved at June 30, 2010 and (ii) 20,000,000 shares of preferred stock of the Company, which have been designated as Series B Preferred Stock (“Series B Preferred”), with 2,329,905 reserved at June 30, 2010. The common shares issued to the former shareholders of Airline Intelligences Systems Inc. become free trading shares one year following the completion of the merger.

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

10.       Income taxes

The Company has made no provision for income taxes since inception and for the periods presented as the Company has incurred net losses. Based on statutory rates, the Company’s expected income tax benefit from these losses based on the accounting loss for the periods ended June 30, 2010 and 2009 would be approximately $1,355,170 and $2,861,979 respectively.

The future benefit of net operating loss carry forwards to the Company may be limited by on an annual basis and in total by Section 382 of the United States Internal Revenue Code as a result of prior ownership changes and depending on the future ownership changes.

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

 (A)                 Consolidated Schedule of Stock Option Plans

A summary of the Company’s stock options from December 31, 2009 to June 30, 2010 is presented below:

	Shares under option	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	9,004,997	$0.26	5.20	$2.18
Exercisable at December 31, 2009	5,884,246	$0.26	5.00	$2.54

Granted	4,841,025	$0.26	5.00	$0.06
Exercised	-	$-	-	$-
Cancelled	-	$-	-	$-
Forfeited	-	$-	-	$-
Outstanding at June 30, 2010	13,846,022	$0.26	5.20	$1.38
Exercisable at June 30, 2010	8,745,447	$0.26	5.00	$1.97

No stock options were granted by the Company during the three month period from April 1, 2010 to June 30, 2010.

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

The total fair value of stock options granted to all employees and directors that vested during the three months ended March 31, 2010 and 2009 was $320,705 and $2,263 respectively. Since inception no employee stock options have been exercised. The intrinsic value of options outstanding and exercisable at June 30, 2010 and December 31, 2009 was $nil.

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

13.       Subsequent Events

(A) Common shares

Subsequent to the end of the quarter, the Company received $57,000 related to subscription receipts outstanding at the end of June 30, 2010. At present there remain outstanding subscription receipts of $400,000.

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

Forward Looking Information

This Quarterly Report on Form 10-Q (the “Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management.  When used in this document, the words “may”, "will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements.  You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties, as noted in the Company’s Annual Report on Form 8K, filed with the SEC, and as noted below.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.  We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

The transaction has been accounted for by the Company as a reverse merger. For accounting purposes, AIS is the acquirer in the reverse acquisition transaction, and consequently, the financial results have been reported on a historical basis as if the Airline Intelligence Systems Inc. had acquired the Company.  As the acquisition of the net monetary liabilities of the Company did not constitute a business, the transaction has been accounted for capital transaction. Accordingly, the Company has reflected the issuance 38,754,000 shares for the total net monetary liabilities of the shell company in the amount of $52,990 in the consolidated statement of changes in stockholders' equity.

The exchange ratio on the merger was 0.95767068 Company shares for each share of AIS.  The historical issuances of equity by Airline Intelligence Systems Inc. are reflected by applying the exchange ratio to the earliest reporting period.

The Company also filed a Form 14C on April 7, 2010 wherein amongst other things; the Company amended its year-end to December 31, to conform with the year-end of Airline Intelligence Systems Inc

Business History

Airline Intelligence Systems Inc. was incorporated in Delaware in December 2005.  The business was initiated by Steve Johnston and Roy Miller, with the intention of solving one of the most difficult planning and scheduling problems facing the commercial airline industry today enabling the integration and control of an airline’s Planning, Revenue Management and Operations functions in real time. Steve Johnston remains as the Chief Executive Officer and has assumed the role of Chief Financial Officer as of June 23, 2010 until a successor has been elected and qualified.

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

The Company may not be in compliance of its agreement with AeroMexico in connection with certain monies received from AeroMexico to be kept in escrow. AeroMexico has certain rights, including termination, for certain significant breaches of the agreement. Such non-compliance may be determined to be a significant breach and give AeroMexico the right to terminate its agreement with the Company and other rights.  The Company does not currently expect any future revenues from AeroMexico.

On June 28, 2010, the Company released its jetEngine™ Business Planning Suite Software Platform.  The Company does not have a Beta customer for its Business Planning Suite at this time.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.  This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates required for the preparation of the unaudited condensed consolidated financial statements included in Item 1 of this Report were those related to revenue recognition, stock based compensation deferred income tax assets, liabilities, notes payable issued with warrants and contingencies surrounding litigation.  These estimates are considered significant because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.  Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, contingencies, and litigation.  Actual results could differ from these estimates.

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

Results of Operations for the six months ended June 30, 2010 and 2009 and for the period from December 7, 2005 (inception) to June 30, 2010.

The following tables set forth key components of our results of operations for the periods indicated  in dollars.  The discussion following the table is based on these audited results.

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009	For the period from December 7, 2005 (inception) to June 30, 2010

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses

Salaries and benefits	$(648,416)	$(1,135,492)	$(1,276,798)	$(2,669,616)	$(16,051,554)
Outside Services	(822,625)	(778,053)	(1,517,570)	(1,444,558)	(10,541,055)
Travel, meals and entertainment	(62,246)	(38,962)	(113,554)	(172,716)	(2,606,121)
Office and general expense	(256,644)	(300,299)	(506,889)	(644,884)	(4,476,508)
	$(1,789,931)	$(2,252,806)	$(3,414,811)	$(4,931,774)	$(33,675,238)

Other expenses
Depreciation and amortization	(48,243)	(73,929)	(93,198)	(155,270)	(1,011,954)
Stock Based Compensation	(92,504)	(1,622,900)	(284,806)	(2,033,205)	(27,305,552)
	$(140,747)	$(1,696,829)	$(378,004)	$(2,188,475)	$(28,317,506)

Loss from operations	$(1,930,678)	$(3,949,635)	$(3,792,815)	$(7,120,249)	$(65,785,559)

Other income (expenses)
Interest (expense)	(68,304)	(1,018,545)	(156,922)	(1,575,177)	(3,494,266)
Interest income	-	-		4,790	114,610
Other income (expense)	57,965	(48,631)	21,574	(26,621)	103,382
	$(10,339)	$(1,067,176)	$(135,348)	$(1,597,008)	$(3,276,274)

Net loss for the period	(1,941,017)	(5,016,811)	(3,928,163)	(8,717,257)	(65,269,016)

Deficit, beginning of the period	(63,327,999)	(47,390,068)	(61,340,853)	(43,689,622)	-

Deficit, end of the period	$(65,269,016)	$(52,406,879)	$(65,269,016)	$(52,406,879)	$(65,269,016)

Net loss per share attributable
to common stockholders

Basic and fully diluted	$(0.02)	$(0.10)	$(0.03)	$(0.18)

Number of weighted average
common shares outstanding
basic and diluted	120,114,084	48,114,162	120,114,084	48,114,162

Revenues.

The Company is a development stage company and has not earned any revenue from its inception in 2005 through June 30, 2010. The Company expects to commence earning revenue as it attracted customers and deploys software that is accepted by those customers. The Company expects to achieve first revenues in 2011. At this time, the Company’s product remains under development and the Company does not have any deployed products in the market place with potential customers.

On June 7, 2007, the Company signed AeroMexico as its first beta customer. The Company received $1 million in fees from AeroMexico which are recorded as deferred revenue in the Company’s financial statements as the Company has not met the criteria for recognition. The Company does not currently expect any future revenues from AeroMexico.

Operating Expenses

In the first two quarters of 2010, the Company’s loss from operations was $3.9 million as compared to $8.3 million in the same period in 2009.  The Company’s loss from operations from inception (December 7, 2005) through June 30, 2010 are $65.3 million. In the first two quarters of 2010 loss from operations were lower than in the same period in 2009 as the Company downsized its business to align its business progress with financing available in the market to continue operations. Costs incurred in the first quarter of 2010 and in the comparative periods related primarily to staff, facilities, consultants, advisors, legal, travel and other costs associated with seeking customers, investors and the continued development of software as the Company aims to establish a market for its technology rights. Since inception, the Company has expanded and contracted based upon access to capital, the availability of key resources and traction with potential customers. The Company expects the loss from operations in 2010 to be in line with 2009.

In the first two quarters of 2010, compensation expense was $1.3 million a reduction from $2.7 million in the comparative period in 2009. The decrease was due to a reduction in staff in 2010 caused by reduced access to capital brought on by the economic downturn.

In 2010, outside services expense were $1.5 million compared to $1.4 million for the comparative period.

In 2010, travel, meals and entertainment was $114,000 compared to $173,000 for the comparative period as the Company reduced its investment in travelling to potential customer sites and due to the cessation of the Aeromexico deployment.

In 2010, office and general expenses were $507,000 down from $645,000 in the comparative period.

In 2010, depreciation and amortization expenses was $93,000 compared to $155,000 in the comparative period as the Company continued to write off its capital equipment acquired since inception over their estimated useful life.

In 2010, stock based compensation was $284,806 compared to $2,033,205 in comparative period of 2009.

Other income (expenses)

Other expenses were $.13 million in 2010 compared to $1.6 million in 2009. Other income (expenses) were primarily comprised of interest expense on debt issued by the Company related to financing operations and for the acquisition of intellectual property.

Income tax expense

The income tax expense for the six months ended June30, 2010 and 2009 was Nil as the Company has incurred operating losses since inception.

Net Loss

The Company’s net loss for the first two quarters of 2010 was $3.9 million compared to $8.7 million in the comparative period for 2009.

Restricted cash

Pursuant to a customer contract, the Company is required to hold in escrow ten percent of all payments received from the customer as restricted cash while the contract exists to satisfy its indemnification obligations to the customer pursuant to the contract. For the period from December 7, 2005 (inception) to June 30, 2010 the Company has received $1,000,000 from this customer. The Company is not in compliance with this term of the customer contract. Under a default, the customer may terminate this contract with the Company at any time by providing written notice to the Company.

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

All interest in respect of the loan remains outstanding at June 30, 2010. Interest expense on this note was $22,765 and $36,117 for the six months ended June 3, 2010 and 2009, respectively.

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

In 2009, the Company provided an option to the holders of 8% notes payable to convert these debt instruments into common shares at an issuance price of $0.75 per common share in exchange for the outstanding debt plus accrued and unpaid interest. During the year ended December 31, 2009, an amount of $1,734,327 representing principal and accrued interest on 8% notes payable were converted into 2,312,437 common shares at $0.75 per share. The 8% notes payable, including Dynamic’s portion, are senior in the security ranking to the notes payable issued to Dynamic Intelligence Inc. issued in 2006. The expense related to the discount on the 8% notes payable using the interest method was $36,750 and $915,992 for the six months ended June 30, 2010 and 2009. This loan is past due and payment under this note may be demanded at any time.

During the year ended December 31, 2009,  the Company issued $2,410,000 in 5% unsecured notes that mature within various dates throughout 2009 along with a total of 7,386,666 in detachable warrants with a strike price of $0.001. Management estimated the fair value of each instrument separately and allocated $960,818 to the warrants in accordance with the relative fair value method. The Company records interest in the consolidated statements of operations as the discounted note is accreted to its face value through maturity, in addition to recording a 5% interest charge. The expense related to the discount on the notes payable using the interest method was $60,250 and $17,104 for the six months ended June 30, 2010 and 2009.

Guarantee Notes

The Company also entered into a bond agreement during 2009 with a third party to provide a guarantee of notes to be issued by the Company. Under this bond, the Company issued $150,000 of notes bearing interest of 18%, maturing in August 2010. These notes also included a total of 300,000 common stock warrants with a strike price of $0.001 and fair value of $39,894. Pursuant to guarantee agreement, the Company is required to set aside in a separate bank account of 5% of all the future funds raised in excess of $1,000,000.  On March 13, 2010, the Company paid $60,000 of the amounts owing under this note. On April 13, 2010, the Company paid an additional $60,000 of the amounts owing under this note. The company recorded interest expense of $22,768 and $NIL for the six months ended June 30, 2010 and 2009.

Creditor Forbearance

The Company owes $1,425,317 to certain parties that are past due since 2008 and 2009. The parties have agreed to standstill and forebear the amounts owing provided that the Company agree to repay the amounts owed on the following basis: 15% of all monies raised by the Company subsequent to February 11, 2010 shall be set aside for the repayment of the debt until fully repaid. The Board of Directors of the Company has agreed to the repayment terms and authorized same. No payments have been made under this forbearance agreement in 2010 and therefore the Company is in breach of the terms of this forbearance.

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

On March 19, 2010, the Company acquired Airline Intelligence Systems Inc. an early stage software development company based in the State of Washington, focused on software for the airline industry, in accordance with the Share Exchange Agreement.  On the Closing Date, we acquired 50.8% of the outstanding shares of common stock and 72.6% of the Series A preferred stock of AISystems from the AISystems Shareholders.  In exchange for the AISystems Stock, the AISystems Shareholders acquired from us

1,692,240 shares of Series B preferred stock and 51,960,523 shares of our common stock on a fully diluted basis, with up to an additional 64,289,477 shares of Wolf Common Stock and 637,665 shares of Wolf Series B preferred stock to be issued upon the delivery of additional shares of AI Systems Stock, assuming 100% delivery of the AI Systems Stock, which will represent a total of 116,250,000 shares or approximately 75% of our issued and outstanding common stock on a fully diluted basis and a total of 2,329,905 shares or 100% of our issued and outstanding Series B preferred stock.  Airline Intelligences Systems Inc. became a wholly-owned subsidiary of the Company.  The directors of the Company have approved the Share Exchange Agreement and the transactions contemplated under the Share Exchange Agreement.  Upon consummation of the Merger, 90,714,523 of the Company’s Common Stock (which shall be “restricted securities” for 1 year) are issued and outstanding on a fully diluted basis and 1,692,240 shares of the Company’s preferred stock are issued and outstanding. Assuming the subsequent exchange of the remaining AISystems Stock and assuming a subsequent increase in our authorized common stock, there will be up to 155,004,000  shares of our Common Stock and up to 2,329,905 shares of our Series B preferred stock issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Capital required to Continue operations and Substantial doubt about ability to continue operations

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

At June 30, 2010, the Company’s deficit accumulated during the development stage was approximately $65.3 million, and the Company had utilized cash in operating activities of $27.5 million. The Company has funded theses losses and cash flows through the sale of equity securities, the issuance of debt and from credit granted by vendors. The Company is also in arrears to certain creditors and in default under certain agreements which may have a material adverse effect on operations.

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
Lease obligations

The Company leases office space in Kirkland, Washington and Toronto, due to expire on October 2012 and May 2014 respectively. Total lease expense was $340,482 and $430,832 for the six months ended June 30, 2010 and 2009. The Company had been in arrears/default under the Kirkland lease agreement since November 2009.

In May 2009, the Company extended the lease for its Toronto office space for 5 years. The lease provided for three months free rent at the inception of the lease.

The Company also leases photocopiers, computer equipment and an apartment, expiring at various dates from 2010 to 2014.

The total future minimum lease payments by year for all operating leases are as follows:

June 30,	Total

2010, remaining	$365,467
2011	733,399
2012	610,744
2013	99,031
2014	44,364
Thereafter	-
$1,853,005

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

Inflation.

Inflation did not have a significant impact on our results during the quarter and six months ended June 30, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

On March 22, 2010, pursuant to the Merger Agreement, the person serving as the Company’s Chief Executive Officer and Financial Officer resigned from those positions, and shortly thereafter (effective March 22, 2010) resigned as a director.  On March 22, 2010 Mr. Johnston began serving as the Company’s Chief Executive Officer and Mr. Clifford began serving as of our chief financial officer.  Additionally, as a result of the Merger Agreement the Company appointed new persons to serve on the Company’s Board of Directors.  Except for new persons now serving as our executive officers and for the change of control that occurred as a result of the Merger Transaction, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AI SYSTEMS INC.

Date: August 23, 2010	By:	/s/ Stephen C. Johnston
Stephen C. Johnston
Chief Executive Officer