Form 10-Q
period 2010-09-30
AISystems, Inc.
filed 2010-11-15
CIK 1328769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 12, 2010, there were 146,657,456 shares of common stock, $0.01 par value, outstanding.

 TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the period from December 7, 2005 (inception) to September 30, 2010	4

	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period from December 7, 2005 (inception) to September 30, 2010	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and the period from December 7, 2005 (inception) to September 30, 2010	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II.	Other Information	24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
AISYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS AS
	September 30, 2010	December 31, 2009
Assets	(Unaudited)
Current
Cash
Cash and due from bank	$—	$32,977
Restricted cash	1,000	619,104
	1,000	652,081
Loan receivable from employees	—	19,029
Subscriptions receivable	—	15,825
Prepaid expenses and other current assets	1,353,200	71,457
Total Current Assets	1,354,200	758,392

Property and equipment,net	344,984	482,995
Intellectual Property	10	10
Total Assets	$1,699,194	$1,241,397

Liabilities and Stockholders’ Deficit

Current
Bank indebtedness	$15,118	$—
Accounts payable and accrued liabilities	5,977,851	4,161,061
Notes payable to stockholders	4,487,677	3,923,262
Deferred lease obligation	83,532	100,740
Current portion of equipment loan	—	5,740
Total Current Liabilities	10,564,178	8,190,803

Loan payable for equipment, net of current portion	—	1,842
Deferred revenue	1,000,000	1,000,000
Loans payable to controlling stockholder for intellectual property	1,000,466	990,727
Total Liabilities	12,564,644	10,183,372

Stockholders’ Deficit
Preferred shares (Authorized 20,000,000 w ith 2,400,000
designated as Series B, Issued: 2,329,905 Series B)	2,330	2,330
Common shares - (Authorized: 300,000,000
Issued September 30 2010: 146,357,456 and 2009: 84,964,793)	146,357	84,965
Liquidation Preference (note 9)	—	—
Additional paid-in capital	56,497,958	52,311,583
Deficit accumulated during the development stage	(67,512,095)	(61,340,853)
Total Stockholders’ Deficit	(10,865,450)	(8,941,975)
Total Liabilities and Stockholders’ Deficit	$1,699,194	$1,241,397

AISYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009	For the period from December 7, 2005 (inception) to September 30, 2010

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses

Salaries and benefits	$(558,098)	$(992,220)	$(1,834,896)	$(3,661,836)	$(16,609,652)
Outside services	(1,119,701)	(659,608)	(2,637,270)	(2,095,088)	(11,660,753)
Trav el, meals and entertainment	11,564	(27,423)	(101,991)	(200,138)	(2,594,557)
Office and general expense	(268,114)	(256,812)	(775,004)	(901,695)	(4,744,622)
	$(1,934,349)	$(1,936,063)	$(5,349,161)	$(6,858,757)	$(35,609,584)

Other expenses
Depreciation and amortization	(46,637)	(65,938)	(139,910)	(221,208)	(1,058,591)
Stock-based compensation	(144,939)	(1,615,377)	(429,745)	(3,672,832)	(27,450,491)
	$(191,576)	$(1,681,315)	$(569,655)	$(3,894,040)	$(28,509,082)

Loss from operations	$(2,125,925)	$(3,617,378)	$(5,918,816)	$(10,752,797)	$(70,037,482)

Other income (expenses)
Interest (expense)	(70,476)	(1,088,323)	(227,398)	(2,375,468)	(3,564,742)
Interest income	—	—	4,790	114,610
Other income (expense)	(46,678)	(122,215)	(25,028)	(148,836)	56,704
	$(117,154)	$(1,210,538)	$(252,426)	$(2,519,514)	$(3,393,428)

Net loss for the period	(2,243,079)	(4,827,916)	(6,171,242)	(13,272,311)	(67,512,095)

Deficit, beginning of the period	(65,269,016)	(52,134,017)	(61,340,853)	(43,689,622)	—

Deficit, end of the period	$(67,512,095)	$(56,961,933)	$(67,512,095)	$(56,961,933)	$(67,512,095)

Net loss per share attributable to common stockholders

Basic and fully diluted	$(0.02)	$(0.09)	$(0.05)	$(0.26)

Number of w eighted average common shares outstanding basic and diluted	141,767,342	56,498,929	127,974,981	50,915,156

AISYSTEMS, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  (DEFICIT)

	Common st ock - number of shares #	Common stock - amount $	Additional Paid in Capital $	Deficit accumulated during the devel opment stage $	Total $
Balances at December 7, 2005	$—	$—	$—	$—	$—
Shares issued in consideration of Intellectual Property(“IP”)	19,153,414	19,153	(19,143)		10
Shares issued f or cash during the year , net of issuance costs of NIL	1,312,698	1,313	341,367	—	342,680
Stock-based compensation	—
Net loss	—	—		(64,350)	(64,350)
Balance at December 31, 2005	$20,466,112	$20,466	$322,224	$(64,350)	$278,340
Shares issued in consideration of IP	7,661,365	7,661	(7,661)	—
Special distribution in consideration of IP			(4,000,000)		(4,000,000)
Shares issued f or cash during the year	6,518,673	6,519	3,490,881		3,497,400
Shares issued upon exercising of options	162,804	163	42,337		42,500
Share based compensation			234,065		234,065
Net loss	—			(2,899,296)	(2,899,296)
Balance at December 31, 2006	$34,808,954	$34,809	$81,846	$(2,963,646)	$(2,846,990)
Shares issued f or cash during the year	6,264,028	6,264	8,768,637		8,774,900
Share based compensation			17,245,216		17,245,216
Net loss	(24,382,325)	(24,382,325)
Balance at December 31, 2007	$41,072,982	$41,073	$26,095,699	$(27,345,971)	$(1,209,198)
Share issued in consideration of IP	1,915,341	1,915	(1,915)		—
Shares issued f or cash during the year	1,618,204	1,618	8,447,028		8,448,646
Issuance of preferred shares				2,330
Dividend of common shares			(2,330)		(2,330)
Common share war r ants issued in connection with debt			1,534,260		1,534,260
Shares issued in connection with exercise of war r ants	29,707	30	280		310
Shares issued upon exercising of options	19,153	19	19,981		20,000
Share based compensation			3,742,156		3,742,156
Net loss				(16,343,658)	(16,343,658)
Balance at December 31, 2008	$44,655,388	$44,655	$39,835,159	$(43,689,629)	$(3,807,485)
Shares issued $0.75 f or cash during the year	552,256	552	431,948		432,501
Shares issued $0.10 f or cash during the year	14,679,904	14,680	1,518,196		1,532,876
Shares issued $0.25 f or cash during the year	3,972,480	3,972	1,033,044		1,037,016
Consideration received f or cancellation of IP	—	—	800,000		800,000
Cancelled of share issued f or IP	(1,915,341)	(1,915)	1,915		(0)
Anti dilution shares f or war r ants	6,459,189	6,459	(6,459)		0
Share issued f or conversion of Debt	2,214,553	2,215	1,732,113		1,734,328
Common share war r ants issued in connection with debt	1,179,347		1,179,347
Shares issued in connection with exercise of war r ants	5,248,493	5,248	(3,891)		1,357
Share based compensation	9,097,871	9,098	5,790,211		5,799,309
Net loss	(17,651,225)	(17,651,225)
Balance at December 31, 2009	$84,964,793	$84,965	$52,311,583	$(61,340,853)	$(8,941,977)
Shares issued $0.25 f or cash during the year	1,781,267	1,781	463,219		465,000
Shares issued $0.10 f or cash dur ing the year	8,735,810	8,736	903,457		912,193
Subscriptions receivable	1,915,341	1,915	(1,915)		—
Shares issued in connection with exercise of war r ants	4,906,239	4,906	(91)		4,815
Stock-based compensation			429,745		429,745
Acquisition of Wolf Resources Inc.	38,754,000	38,754	(91,744)		(52,990)
Shares issued $0.45 per share f or ser vices during the year	25,000	25	11,225		11,250
Shares issued $0.50 per share f or ser vices during the year	1,450,000	1,450	723,550		725,000
Shares issued $0.42 per share f or ser vices during the year	2,200,000	2,200	921,800		924,000
Shares issued $0.49 per share f or ser vices during the year	812,503	813	397,314		398,126
Shares issued $0.53 per share f or ser vices during the year	812,503	813	429,814		430,627
Net loss	(6,171,242)	(6,171,242)
Balance as September 30,2010	$146,357,456	$146,357	$56,497,958	$(67,512,095)	$(10,865,450)

AI SYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009	For the period from December 7, 2005 (Inception) to September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities
Net Loss	$(6,171,242)	$(13,272,311)	$(67,512,095)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139,910	221,208	1,058,666
Accretion of discounts on notes	15,478	2,279,186	2,476,035
Stock-based compensation	429,745	3,672,832	27,450,490
Prepaid expenses and other current assets	(1,281,743)	(35,767)	(1,353,200)
Receivable from controlling stockholder	—	—	(32,454)
Loans receivable from employee	(407)	22,305	(446,082)
Accounts payable and accrued liabilities	1,816,791	1,973,235	6,446,287
Deferred revenue	—	—	1,000,000
Deferred rent obligation	(17,208)	5,538	83,532
Interest expense on notes payable to controlling stockholders	29,175	45,841	417,873
Other	(5,740)	3,757	(220)
Net cash used in operating activities	(5,045,241)	(5,084,176)	(30,411,168)

Investing Activities
Increase/(decrease) in bank deposit and restricted cash	618,104	218,227	(1,000)
Purchase of property and equipment	(1,900)	(16,972)	(1,269,992)
Increase in interest bearing deposits	—	228,535	—
Net Cash from/(Used In) Investing Activities	616,204	429,790	(1,270,992)

Financing Activities
Proceeds from issuance of common shares	3,818,022	4,634,024	27,435,114
Subscriptions receivable	15,825	—	—
Bank Indebtedness	15,118	—	15,118
Repayment of equipment loan	(1,842)	(9,092)	(1,842)
Proceeds from notes payable to controlling stockholder	—	(800,000)	(130,138)
Preceeds from loan to related party	3,887	—	48,331
Proceeds from notes payable to stockholders	545,050	499,686	4,455,690
Proceeds of loans	—	—	13,324
Payment on obligation under capital lease	—	—	(153,437)
Net Cash from Financing Activities	4,396,060	4,324,618	31,682,159

Decrease in cash for the period	(32,977)	(329,768)	—

Cash, beginning of period	32,977	329,036	—

Cash, end of period	$—	$(732)	$—

AI SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

On March 19, 2010, AISystems, Inc., formerly Wolf Resources Inc. (the “Company”) acquired Airline Intelligence Systems Inc.(“AIS”), a development stage company based in the State of Washington, focused on software development for the airline industry. In accordance with the Share Exchange Agreement, assuming delivery of 100% of AIS stock, the Company through the issuance of 116,250,000 shares of common stock which represented 75% of the issued and outstanding common stock on a fully diluted basis and a total of 2,329,905 preference shares or 100% of the issued and outstanding Series B preferred stock. As a result of the transaction, the business is no longer considered to be a shell company for reporting purposes.

The transaction was accounted for by the Company as a reverse merger. For accounting purposes, AIS was the acquirer in the reverse acquisition transaction, and consequently, the financial results have been reported on a historical basis as if Airline Intelligence Systems Inc. acquired the Company.  As the acquisition of the net monetary liabilities of the Company did not constitute a business, the transaction was accounted for as a capital transaction. Accordingly, the Company has reflected the issuance 38,754,000 shares for the total net monetary liabilities of the shell company in the amount of $52,990 in the consolidated statement of changes in stockholders' equity.

The exchange ratio on the merger was 0.95767068 Company shares for each share of AIS.  The historical issuances of equity by Airline Intelligence Systems Inc. are reflected by applying the exchange ratio to the earliest reporting period.

The Company also filed a Form 14C on April 7, 2010 wherein amongst other things; the Company changed its fiscal year-end to December 31, to coincide with the year-end of Airline Intelligence Systems Inc.

2.      Immaterial correction of errors

In accordance with the guidance of Staff Accounting Bulletin No. 108, these interim consolidated financial statements reflect the immaterial correction of errors in the Company’s prior period financial statements.  During the quarter ending March 31, 2010, the Company incorrectly stated on the unaudited Condensed Consolidated Statement of Changes in Stockholders Equity the number of shares issued in connection with the exercise of warrants as 2,721,359, whereas the actual number of shares issued was 4,906,229. This error had no impact on stockholder’s equity, as the cost of the warrants had been calculated correctly.

During the quarter ending March 31, 2010, the Company incorrectly stated on the unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, the number of shares issued on the acquisition of Wolf Resources Inc. as 38,714,000, whereas the actual number of shares was 38,754,000.

During the quarter ending March 31, 2010, the Company incorrectly stated on the unaudited Condensed Consolidated Statement of Changes in Stockholders Equity, the number of shares issued through subscriptions receivable as 54,587, whereas the actual number of shares were 4,054,587.  This error had no impact on the stockholders equity as the proceeds have not been received.

3.      Going concern and management’s plans

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern. The Company has yet to fully commercialize its technologies and consequently has incurred significant losses since its inception. At September 30, 2010, the Company’s deficit accumulated during the development stage was approximately $67.5 million, and the Company had utilized cash in operating activities of $30.4 million. The Company has funded theses losses and cash flows through the sale of equity securities, the issuance of debt, and from credit granted by vendors. The Company is also in arrears to certain creditors and is in default under certain agreements which may have a material adverse effect on operations or lead to the ceasing of operations.

The Company aims to complete $5 million to $10 million in equity financing in early 2011. The funds will be used to market to potential customers, to fund product development, for working capital purposes, for repayment of debt and for other corporate purposes. There is no assurance that the Company will be able to raise the necessary funds to continue operations as it envisions or that such funds can be raised on favorable terms to existing stockholders. This could result in significant dilution or a loss of investment to any current or future stockholders. If the Company is unable to raise sufficient funds pursuant to the required timelines, the Company’s ability to implement its plans will be hindered, and this could result in the entire loss of any investment in the Company.

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

4. Interim Financial Statements

These unaudited interim financial statements are as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 and for the period from December 7, 2005 (inception) to September 30, 2010 and have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position of the Company as at September 30, 2010, and the results of its operations and its cash flows for the periods ended September 30, 2010 and 2009 and for period from December 7, 2005 (inception) to September 30, 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited, and certain information and footnote data necessary for a fair presentation of financial position and results of operations in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto, included in a Form 8-K filed March 22, 2010. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet as at December 31, 2009 has been derived from the audited financial statements at that date.

5.      Restricted cash

Pursuant to a customer contract (note 8), the Company is required to hold in escrow ten percent of all payments received from the customer as restricted cash while the contract exists to satisfy its indemnification obligations to the customer pursuant to the contract. For the period from December 7, 2005 (inception), to September 30, 2010 the Company has received $1,000,000 from this customer. The Company is not in compliance with this term of the customer contract. Under a default, the customer may terminate this contract with the Company at any time by providing written notice to the Company.

6.      Property and equipment

	September 30, 2010	December 31, 2009
Computer equipment	$905,117	$905,117
Office equipment	265,379	265,379
Vehicle	28,706	28,706
Computer softw are	115,040	113,141
	1,314,242	1,312,343
Less: accumulated depreciation	(969,258)	(829,348)
	$344,984	$482,995

Depreciation expense was $46,637 and $65,938 for the three months ended September 30, 2010 and 2009 respectively and, $139,910 and $221,208 for the nine months ended September 30, 2010 and 2009, respectively.

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Notes payable

Notes payable to Dynamic Intelligence Inc. (“Dynamic”)

The notes payable to the controlling stockholder, Dynamic, at September 30, 2010 is $1,019,902 (December 31, 2009: $990,727). The notes carry an interest rate of 5% and are unsecured, with no fixed terms of repayment.

All accrued interest on these notes remains outstanding at September 30, 2010. Interest expense on these notes was $9,725 and $9725 for the three months ended September 30, 2010 and 2009 respectively, and $29,175 and $45,841 for the nine months ended September 30, 2010 and 2009, respectively.

In addition, Dynamic has notes payable of $1,200,000 which are included in the notes payable to stockholders.

Notes payable to stockholders with detachable warrants

The notes payable to stockholders with detachable warrants at September 30, 2010 are $3,773,750 (December 31, 2009: $3,878,262). The notes carry interest rates ranging from 5% to 18% and are unsecured.

All accrued interest on these notes remains outstanding at September 30, 2010.  Interest expense, including coupon interest and the accretion of the discount on these notes was $198,223 and $2,101,080 for the nine months ended September 30, 2010 and 2009, respectively.

Guarantee Notes

The Company entered into a bond agreement during 2009 with a third party to provide a guarantee of notes to be issued by the Company. Under this bond, the Company issued $150,000 of notes bearing interest of 18%, and maturing in August 2010. These notes also included a total of 300,000 common stock warrants with a strike price of $0.001 and fair value of approximately $40,000. Pursuant to the guarantee agreement, the Company is required to set aside in a separate bank account, 5% of all the future funds raised in excess of $1,000,000.  On March 13, 2010, the Company paid $60,000 of the amounts owing under this note. On April 13, 2010, the Company paid an additional $60,000 of the amounts owing under this note. The Company recorded interest expense of $1,350 and $8,899 for the three months ended September 30, 2010 and 2009 and, $24,028 and $8,899 for the nine months ended September 30, 2010 and 2009, respectively.

Creditor Forbearance

The Company owes $1,425,317 to certain parties, included in the notes payable to stockholder’s, that are past due since 2009. The parties have agreed to standstill and forebear the amounts owing until September 30, 2010.  If the amounts were not paid by September 30, 2010, interest was to increase from 5% to 12 % prospectively, provided that the Company agreed to repay the amounts owed on the following basis: 15% of all monies raised by the Company subsequent to February 11, 2010 shall be set aside for the repayment of the debt until fully repaid. The Board of Directors of the Company has agreed to the repayment terms and authorized the same. The amounts were not repaid at September 30, 2010 and as a result, the interest rate will increase from 5% to 12% effective October 1, 2010. No payments have been made under this forbearance agreement in 2010 and therefore the Company is in breach of the terms of this forbearance.

Demand Loans

In 2009, the Company received an additional $45,000 in exchange for two unsecured, non-interest bearing demand loans from stockholders with no fixed terms of repayment.

Short Term Loans

In 2010, the Company received $615,050, in advances from stockholders and third parties. These advances are due upon demand and carry interest rates ranging from 5% to 8% and are unsecured.

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   Lease obligations, commitments and contingencies

(A) Lease obligations

The Company leases office space in Kirkland, Washington and Toronto, due to expire in October 2012 and May 2014, respectively. Total lease expense was $508,743 and $569,465 for the nine months ended September 30, 2010 and 2009, respectively. The company had been in arrears/default under the Kirkland lease agreement since November 2009.

In May 2009, the Company extended the lease for its Toronto office space for 5 years.

The Company also leases photocopiers, computer equipment and an apartment, expiring at various dates from 2010 to 2014.

The total future minimum lease payments by year for all operating leases are as follows:

September 30,	Total
2010, remaining	$185,491
2011	733,399
2012	610,744
2013	99,031
2014	44,364
Thereafter	—
$1,673,029

(B) Commitments

The Company has a contractual obligation to pay a third party 2% of all revenue under its single customer contract for three years from signing. No amounts are owed under this agreement as at September 30, 2010 and December 31, 2009.

(C) Contingencies

There are no outstanding judgments against the Company or any consent decrees or injunctions to which the Company is subject or by which its assets are bound, and there are no claims, proceedings, actions or lawsuits in existence, or to the Company’s knowledge threatened or asserted, against the Company or with respect to any of the assets of the Company that would materially and adversely affect the business, property or financial condition of the Company, including but not limited to environmental actions or claims. However, from time to time, the Company is involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

During the quarter ended September 30, 2010, AI Systems entered into consulting agreements with various investor relations firms and business development service firms in exchange for fees and/or common shares of the Company to be issued subsequent to September 30, 2010. Compensation for such services is to be expensed over the respective terms of the agreements, as services are rendered.

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

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Stockholders’ equity

The authorized capital of the Company consisted of: (i) 300,000,000 common shares (as amended on March 25, 2010),   146,357,456 shares of which were reserved at September 30, 2010 and (ii) 20,000,000 shares of preferred stock of the Company, which have been designated as Series B Preferred Stock (“Series B Preferred”), with 2,329,905 reserved at September 30, 2010. The common shares issued to the former stockholders of Airline Intelligences Systems Inc. become free trading shares one year following the completion of the merger.

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

During the three months ended September 30, 2010, the Company entered into three, six, twelve and twenty-four month consulting services agreements with various third parties.  The Company issued 5,275,006 shares of common stock as consideration for the services to be provided by these parties. The common stock issued was fully vested and non-forfeitable at date of issuance. The Company recorded a prepaid asset based on the market price of the shares issued, and this prepaid asset is being amortized on a straight-line basis over the contract period (three, six, twelve and twenty-four months) from the date of issuance, which represents the estimated period the expense is to be incurred.  During the three months ended September 30, 2010, $639,981 was expensed, and the unamortized prepaid balance was $1,337,772 as of September 30, 2010.

10.  Income taxes

The Company has made no provision for income taxes since inception and for the periods presented as the Company has incurred net losses. Based on statutory rates, the Company’s expected income tax benefit from these losses based on the accounting loss for the nine months ended September 30, 2010 and 2009 would be approximately $2,117,353 and $4,553,730 respectively.

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

The Company’s 2005 Stock Option Plan, dated December 8, 2005 (as amended from time to time) has reserved 6,000,000 Common Shares for issuance and the Company’s 2008 Stock Option Plan, dated May 30, 2008, reserved 5,000,000 Common Shares for issuance. Additionally, the Company has reserved 841,500 Common Shares for outstanding non-plan stock options.

AISYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  Stock option plans (continued)

 (A)    Consolidated Schedule of Stock Option Plans

A summary of the Company’s stock options from December 31, 2009 to September 30, 2010 is presented below:

			Average
	Shares	Weighted	Remaining	Weighted
	under	Average	Contractual Life	Average Grant
	option	Exercise Price	(Years)	Date Fair Value
Outstanding at December 31, 2009	9,004,997	$0.26	5.20	$2.18
Exercisable at December 31, 2009	5,884,246	$0.26	5.00	$2.54

Granted	4,841,025	$0.26	10.00	$0.06
Exercised	—	$—	—	$—
Cancelled	(2,659,710)	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at September 30, 2010	11,186,312	$0.26	5.51	$1.64
Exercisable at September 30, 2010	8,142,923	$0.26	4.64	$2.03

No stock options were granted by the Company during the three month period from July 1, 2010 to September 30, 2010.

The fair value of stock options granted were estimated using the Black-Scholes option pricing model with the assumption that no dividends are to be paid on common shares, a weighted average volatility factor for the Company’s share price of 20% (2009 – 20%), a weighted average risk free interest rate of 3.2% (2009 – 2.5%) over an expected term of 5 years (5 years).

The total fair value of stock options granted to all employees and directors and vested during the nine months ended September 30, 2010 $154,492. Since inception no employee stock options have been exercised. The intrinsic value of options outstanding and exercisable at September 30, 2010 was $1,342,357.

12. Financial instruments

The Company, as part of its operations, carries a number of financial instruments. It is management’s opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments except as otherwise disclosed.

The Company’s financial instruments, including cash and short term deposits, accounts payable and accrued liabilities are carried at amounts that approximate their fair values due to their relatively short maturity periods. The carrying value of notes payable approximate their fair value as these instruments are due on demand. The estimated fair value of related party loans is not practical to estimate, due to the related party nature of the underlying transactions.

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

The Company also filed a Form 14C on April 7, 2010 wherein amongst other things; the Company amended its year-end to December 31, to coincide with the year-end of Airline Intelligence Systems Inc

Business History

Airline Intelligence Systems Inc. was incorporated in Delaware in December 2005.  The business was initiated by Steve Johnston and Roy Miller, with the intention of solving one of the most difficult planning and scheduling problems facing the commercial airline industry today enabling the integration and control of an airline’s Planning, Revenue Management and Operations functions in real time. Steve Johnston remains as the Chief Executive Officer and has assumed the role of Chief Financial Officer as of June 23, 2010 until a successor has been elected and qualified.  On September 22, 2010 the Company appointed Andrae J. Marrocco to the position of Vice President & General Counsel.

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

On June 28, 2010, the Company released its jetEngine™ Business Planning Suite Software Platform.  On September 24, 2010 the Company entered into an arrangement with Turkish Airlines Teknik ("Turkish Airlines or TK") for the evaluation and potential purchase of its jetEngine™ Business Planning Suite ("jetEngine™ BPS"). The jetEngine™ BPS product evaluation is expected to take approximately 60 days from commencement and upon successful completion it is the mutual intention of Turkish Airlines and AISystems to immediately execute a commercial license agreement granting TK rights to use the jetEngine™ BPS software platform.

The Company currently anticipates the implementation of its business plan will require additional investment capital.

The Company aims to complete $5 million to $10 million in equity financing in early 2011. The funds will be used to engage potential customers, to fund product development, for working capital purposes, for repayment of debt and for other corporate purposes. There is no assurance that the Company will be able to raise the necessary funds to continue operations as envisions or that such funds can be raised on favorable terms to existing stockholders. This could result in significant dilution or a loss of investment to any current or future stockholders. If the Company is unable to raise sufficient funds on the required timelines its ability to implement its vision will be hindered and this could result in the entire loss of any investment in the Company. The Company has limited resources at this time, in the annual financial statements a reference to the Company’s ability to continue as a going concern assumption is rendered, see Liquidity and Capital Resources section below.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).  This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates required for the preparation of the unaudited condensed consolidated financial statements included in Item 1 of this Report which were those related to revenue recognition, stock based compensation deferred income tax assets, liabilities, notes payable issued with warrants and contingencies surrounding litigation.  These estimates are considered significant because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.  Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, contingencies, and litigation.  Actual results could differ from these estimates.

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

Results of operations for the three and nine months ended September 30, 2010 and 2009 and for the period from December 7, 2005 (inception) to September 30, 2010

The following tables set forth key components of our results of operations for the periods indicated in dollars.  The discussion following the table is based on these unaudited results.

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009	For the period from December 7, 2005 (inception) to September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses

Salaries and benefits	$(558,098)	$(992,220)	$(1,834,896)	$(3,661,836)	$(16,609,652)
Outside services	(1,119,701)	(659,608)	(2,637,270)	(2,095,088)	(11,660,753)
Trav el, meals and entertainment	11,564	(27,423)	(101,991)	(200,138)	(2,594,557)
Office and general expense	(268,114)	(256,812)	(775,004)	(901,695)	(4,744,622)
	$(1,934,349)	$(1,936,063)	$(5,349,161)	$(6,858,757)	$(35,609,584)

Other expenses
Depreciation and amortization	(46,637)	(65,938)	(139,910)	(221,208)	(1,058,591)
Stock-based compensation	(144,939)	(1,615,377)	(429,745)	(3,672,832)	(27,450,491)
	$(191,576)	$(1,681,315)	$(569,655)	$(3,894,040)	$(28,509,082)

Loss from operations	$(2,125,925)	$(3,617,378)	$(5,918,816)	$(10,752,797)	$(70,037,482)

Other income (expenses)
Interest (expense)	(70,476)	(1,088,323)	(227,398)	(2,375,468)	(3,564,742)
Interest income	—	—	4,790	114,610
Other income (expense)	(46,678)	(122,215)	(25,028)	(148,836)	56,704
	$(117,154)	$(1,210,538)	$(252,426)	$(2,519,514)	$(3,393,428)

Net loss for the period	(2,243,079)	(4,827,916)	(6,171,242)	(13,272,311)	(67,512,095)

Deficit, beginning of the period	(65,269,016)	(52,134,017)	(61,340,853)	(43,689,622)	—

Deficit, end of the period	$(67,512,095)	$(56,961,933)	$(67,512,095)	$(56,961,933)	$(67,512,095)

Net loss per share attributable
to common stockholders

Basic and fully diluted	$(0.02)	$(0.09)	$(0.05)	$(0.26)	@

Number of weighted average common shares outstanding basic and diluted	141,767,342	56,498,929	127,974,981	50,915,156	@

Revenues

The Company is a development stage company and has not earned any revenue from its inception in 2005 through September 30, 2010. The Company expects to commence earning revenue as it attracted customers and deploys software that is accepted by those customers. The Company expects to achieve first revenues in 2011. At this time, the Company’s product remains under development and the Company does not have any deployed products in the market place with potential customers.

On June 7, 2007, the Company signed AeroMexico as its first beta customer. The Company received $1 million in fees from AeroMexico which are recorded as deferred revenue in the Company’s financial statements as the Company has not met the criteria for recognition. The Company does not currently expect any future revenues from AeroMexico.

Operating Expenses

In the first three quarters of 2010, the Company’s loss from operations was $6.2 million as compared to $13.3 million in the same period in 2009.  The Company’s loss from operations from inception (December 7, 2005) through September 30, 2010 is $67.5 million. In the first three quarters of 2010 loss from operations was lower than in the same period in 2009 as the Company downsized its business to align its business progress with financing available in the market to continue operations. Costs incurred in the third quarter of 2010 and in the comparative periods related primarily to staff, facilities, consultants, advisors, legal, travel and other costs associated with seeking customers, investors and the continued development of software as the Company aims to establish a market for its technology rights. Since inception, the Company has expanded and contracted based upon access to capital, the availability of key resources and traction with potential customers. The Company expects the loss from operations in 2010 to be in line with 2009.

In the first three quarters of 2010, compensation expense was $1.8 million a reduction from $1.8 million in the comparative period in 2009. The decrease was due to a reduction in staff in 2010 caused by reduced access to capital brought on by the economic downturn.

In 2010, outside services expense was $2.6 million compared to $2.1 million for the comparative period.

In 2010, travel, meals and entertainment was $102,000 compared to $200,000 for the comparative period as the Company reduced its investment in travelling to potential customer sites and due to the cessation of the Aeromexico deployment.

In 2010, office and general expenses was $775,000 down from $902,000 in the comparative period.

In 2010, depreciation and amortization expenses was $140,000 compared to $221,000 in the comparative period as the Company continued to write off its capital equipment acquired since inception over their estimated useful life.

In 2010, stock based compensation was $429,745 compared to $3,672,832 in comparative period of 2009.

Other income (expenses)

Other expenses were $250,000 in 2010 compared to $2.5 million in 2009. Other income & (expenses) were primarily comprised of interest expense on debt issued by the Company related to financing operations and for the acquisition of intellectual property.

Income tax expense

The income tax expense for the nine months ended September 30, 2010 and 2009 was Nil as the Company has incurred operating losses since inception.

Net Loss

The Company’s net loss for the first three quarters of 2010 was $6.2 million compared to $13.3 million in the comparative period for 2009.

Restricted cash

Pursuant to a customer contract, the Company is required to hold in escrow ten percent of all payments received from the customer as restricted cash while the contract exists to satisfy its indemnification obligations to the customer pursuant to the contract. For the period from December 7, 2005 (inception) to September 30, 2010 the Company has received $1,000,000 from this customer. The Company is not in compliance with this term of the customer contract. Under a default, the customer may terminate this contract with the Company at any time by providing written notice to the Company.

Intellectual Property

On December 9, 2005, AISystems entered into an Intellectual Property Agreement with Dynamic Intelligence Inc. (“Dynamic”), the controlling stockholder, to license certain intellectual property from Dynamic and in full satisfaction of the consideration, the Company issued 19,153,414 common shares at a nominal agreed value of $10.

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

SEC Staff Accounting Bulletin Topic 5G requires that non-monetary assets transferred by stockholders to be recognized at historical cost as recorded in the books of the transferor, Dynamic, in accordance with GAAP. Management of the Company has determined that historical cost of the non-monetary assets transferred in accordance with GAAP would be nil. Accordingly, the fair value of the monetary consideration in excess of cost has been recorded as a special distribution in the consolidated statement of stockholders’ deficit.

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

Notes payable to Dynamic Intelligence Inc.

In 2006, the Company amended its license agreement with its controlling stockholder, Dynamic Intelligence Inc. (“Dynamic”). In conjunction with this, amongst other things, the Company issued $4,000,000, 5%, unsecured notes payable. In 2007, the Company paid down the principal of the loan by $2,000,000.  In 2008, the Company further amended its license agreement with its controlling stockholder, Dynamic. In conjunction with this, amongst other things, the Company issued and subsequently cancelled an additional $5,000,000, 5%, unsecured notes payable. In addition, during the year ended December 31, 2008, the Company reduced the principal owing under this note when it assigned $422,000 in loans receivable from employees.  During the year ended December 31, 2009, a further reduction in principal in the amount of $800,000 was recorded as a contribution to additional paid in capital as consideration for the rescission of the agreement.

All interest in respect of the loan remains outstanding at September 30, 2010. Interest expense on this note was $29,175 and $45,841 for the nine months ended September 30, 2010 and 2009, respectively.

Notes payable with detachable warrants

In 2008, the Company issued $2,582,090 one year, 8% notes payable to existing stockholders, executives, consultants and advisors to the Company, which are unsecured and have a detachable warrant with a strike price of $0.001 for every $5.00 of notes payable issued. Management estimated the fair value of each instrument separately and allocated the proceeds in accordance with the relative fair value method. The amount allocated to the warrants in accordance with this method was $1,534,260 during the year ended December 31, 2008. The notes payable have been recorded on the consolidated balance sheet net of the discount representing the allocation of the relative fair value to the warrant. The Company records interest in the consolidated statements of operations as the discounted note is accreted to its face value through maturity, in addition to recording an 8% interest charge.

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

Creditor Forbearance

The Company owes $1,425,317 to certain parties that are past due. The parties have agreed to standstill and forebear the amounts owing provided that the Company agree to repay the amounts owed on the following basis: 15% of all monies raised by the Company subsequent to February 11, 2010 shall be set aside for the repayment of the debt until fully repaid. The Board of Directors of the Company has agreed to the repayment terms and authorized same. No payments have been made under this forbearance agreement in 2010 and therefore the Company is in breach of the terms of this forbearance.

Demand Loan

In 2009, the Company has received an additional $45,000 consisting of two unsecured, non-interest bearing demand loans from stockholders with no fixed terms of repayment.

Short Term Loan

The Company received $615,050, in advances from stockholders and third parties. These advances are due upon demand and carry interest rates ranging from 5% to 8% and are unsecured.

Equity Issuances in 2010

From January 1, 2010 to February 28, 2010, the Company issued 1,781,267 common shares for gross proceeds of $465,000.

From March 1, 2010 to March 19, 2010, the Company issued 10,651,151 common shares for gross proceeds of $912,194 and subscription receipts of $200,000.

On March 19, 2010, the Company acquired Airline Intelligence Systems Inc. an early stage software development company based in the State of Washington, focused on software for the airline industry, in accordance with the Share Exchange Agreement.  On the Closing Date, we acquired 50.8% of the outstanding shares of common stock and 72.6% of the Series A preferred stock of AISystems from the AISystems Stockholders.  In exchange for the AISystems Stock, the AISystems Stockholders acquired from us 1,692,240 shares of Series B preferred stock and 51,960,523 shares of our common stock on a fully diluted basis, with up to an additional 64,289,477 shares of Wolf Common Stock and 637,665 shares of Wolf Series B preferred stock to be issued upon the delivery of additional shares of AI Systems Stock, assuming 100% delivery of the AI Systems Stock, which will represent a total of 116,250,000 shares or approximately 75% of our issued and outstanding common stock on a fully diluted basis and a total of 2,329,905 shares or 100% of our issued and outstanding Series B preferred stock.  Airline Intelligences Systems Inc. became a wholly-owned subsidiary of the Company.  The directors of the Company have approved the Share Exchange Agreement and the transactions contemplated under the Share Exchange Agreement.  Upon consummation of the Merger, 90,714,523 of the Company’s Common Stock (which shall be “restricted securities” for 1 year) are issued and outstanding on a fully diluted basis and 1,692,240 shares of the Company’s preferred stock are issued and outstanding. Assuming the subsequent exchange of the remaining AISystems Stock and assuming a subsequent increase in our authorized common stock, there will be up to 155,004,000  shares of our Common Stock and up to 2,329,905 shares of our Series B preferred stock issued and outstanding.

During the 2010, the Company has entered into various service agreements in exchange for common shares. Shares issued during 2010 are 5,300,006. The Company accounts for these issuances for services based on the trading price of the shares on the date the shares are issued. The amounts are then expensed over the terms of the contracts.

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

The Company expects to raise $5 million to $10 million in equity in early 2011, which will be used to fund operations, improve working capital and to reduce maturing and past due debt. Should the Company be unable to raise this amount of capital its operating plans to fund our business and financial performance could be adversely affected.

The Company has yet to fully commercialize its technologies and consequently has incurred significant losses since its inception.

At September 30, 2010, the Company’s deficit accumulated during the development stage was approximately $67.5 million, and the Company had utilized cash in operating activities of $30.4 million. The Company has funded theses losses and cash flows through the sale of equity securities, the issuance of debt and from credit granted by vendors. The Company is also in arrears to certain creditors and in default under certain agreements which may have a material adverse effect on operations.

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

Lease obligations

The Company leases office space in Kirkland, Washington and Toronto, due to expire on October 2012 and May 2014 respectively. Total lease expense was $508,743 and $569,465 for the nine months ended September 30, 2010 and 2009. The Company had been in arrears/default under the Kirkland lease agreement since November 2009.

In May 2009, the Company extended the lease for its Toronto office space for 5 years. The lease provided for three months free rent at the inception of the lease.

The Company also leases photocopiers, computer equipment and an apartment, expiring at various dates from 2010 to 2014.

The total future minimum lease payments by year for all operating leases are as follows:

September 30,	Total
2010, remaining	$185,491
2011	733,399
2012	610,744
2013	99,031
2014	44,364
Thereafter	—
$1,673,029

Commitments

The Company has a contractual obligation to pay a third party 2% of all revenue under its single customer contract for three years from signing. No amounts are owed under this agreement as at September 30, 2010 and December 31, 2009.

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

Inflation

Inflation did not have a significant impact on our results during the three and nine months ended September 30, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Item 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer who serves as both our principal executive officer and principal financial officer.  Based upon and as of the date of that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting him to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.

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

Internal Control Over Financial Reporting

On March 22, 2010, pursuant to the Merger Agreement, the person serving as the Company’s Chief Executive Officer and Financial Officer resigned from those positions, and shortly thereafter (effective March 22, 2010) resigned as a director.  On March 22, 2010 Mr. Johnston began serving as the Company’s Chief Executive Officer and Mr. Clifford began serving as of our chief financial officer until his resignation in May 2010. In June 2010 Mr. Johnston was appointed Chief Financial Officer. Additionally, as a result of the Merger Agreement the Company appointed new persons to serve on the Company’s Board of Directors.  Except for new persons now serving as our executive officers and for the change of control that occurred as a result of the Merger Transaction, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement by and between the Company, AISystems and the AISystems Stockholders, dated March 19, 2010 (incorporated by reference in the Form 8K filed with the SEC on March 22, 2010)

3.1	Articles of Incorporation (incorporated by reference in the Registration Statement on Form SB-2 filed with the SEC on September 30, 2005)

3.2	Amended and Restated Articles of Incorporation (incorporated by reference in the Registration Statement on Form S-1 filed with the SEC on May 28, 2008)

3.3	Bylaws (incorporated by reference in the Registration Statement on Form SB-2 filed with the SEC on September 30, 2005)

3.4	Certificate of Designation of the Series B Preferred Stock filed with the Nevada Secretary of State on March 22, 2010. (incorporated by reference in the Form 8K filed with the SEC on March 22, 2010)

10.1	Stephen C. Johnston Employment Agreement (incorporated by reference in the Form 8K filed with the SEC on March 22, 2010)

10.2	Office Lease Agreement between Carillon Properties and Airline Intelligence Systems, Inc. (incorporated by reference in the Form 8K filed with the SEC on March 22, 2010)

10.3	Lease between SITQ National Inc. and Airline Intelligence Systems Corp. (incorporated by reference in the Form 8K filed with the SEC on March 22, 2010)

10.5	Software Licensing Agreement with AeroMexico as amended (incorporated by reference in the Form 8K filed with the SEC on March 22, 2010)

10.6	License Agreement between Dynamic Intelligence, Inc. and Airline Intelligence Systems, Inc. as amended (incorporated by reference in the Form 8K filed with the SEC on March 22, 2010)

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

AI SYSTEMS INC.

Date: November 15, 2010	By:	/s/ Stephen C. Johnston
Stephen C. Johnston
Chief Executive Officer Chief Financial Officer