Form 10-K
period 2010-12-31
AISystems, Inc.
filed 2011-04-15
CIK 1328769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

AISystems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-2414965
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

55 University Avenue, Suite 910
Toronto, Ontario, Canada
M5J 2H7
 (Address of principal executive offices)

Copies of communications to:

Gregg E. Jaclin, Esq.
Anslow + Jaclin,  LLP
195 Route 9 South, Suite 204
Manalapan, New Jersey 07726
(732) 409-1212

Registrant’s telephone number, including area code: (416) 367-2544

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Title of each class to be registered:
Common stock, par value $.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on April 13, 2011 was approximately $17,330,036. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of April 13, 2011, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As at April 13, 2011, there were 152,745,934 shares of Common Stock, $0.001 par value per share issued and outstanding.

Documents Incorporated By Reference –None

PART I	1

Item 1. Business	1
Item 1A. Risk Factors	2
Item 1B. Unresolved Staff Comments	2
Item 2. Properties	3
Item 3. Legal Proceedings	3
Item 4. (Removed and Reserved)	3

PART II	3

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	3
Item 6. Selected Consolidated Financial Data	4
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	4
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	9
Item 8. Financial Statements and Supplementary Data	9
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10
Item 9A. Controls and Procedures	10
Item 9B. Other Information	45

PART III	11

Item 10. Directors, Executive Officers and Corporate Governance	11
Item 11. Executive Compensation	13
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15
Item 13. Certain Relationships and Related Transactions, and Director Independence	19
Item 14. Principal Accountant Fees and Services	19

PART IV	20

Item 15. Exhibits and Financial Statement Schedules	21

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K (“Report”) and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in the Company’s forward-looking statements. For information concerning these factors and related matters, see “Risk Factors” in Part I, Item 1A in this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this Report. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Unless otherwise noted, references in this registration statement to “AISystems” the “Company,” “we,” “our” or “us” means AISystems, Inc., a Nevada corporation.

PART I

ITEM 1. BUSINESS

General

The Company has the exclusive licensing right to develop and market a proprietary business platform called jetEngine™ (“jetEngine”) for the airline industry and is in the process of building a software program while simultaneously creating an infrastructure for sustainable growth prepared to enter the commercial stage of its business life cycle.

The core jetEngine system technology is the backbone of an integrated business platform solution that once completed and deployed by customers is expected to revolutionize the airline industry.  jetEngine is a new paradigm for strategic airline management that will enable the integration and control of a commercial airline’s business planning, schedule planning, revenue management and integrated operations functions.  The Company is at various stages of discussion with a number of airlines worldwide, implementation and channel partners regarding the development and deployment of jetEngine.

The Company’s first beta customer, AeroMexico, was signed on June 7, 2007. AeroMexico is an international carrier with approximately 10 million annual transported passengers. AeroMexico recognized that The Company’s solution could dramatically change its business and the industry in which it competes.  The Company may not be in compliance of its agreement with AeroMexico in connection with certain monies received from AeroMexico to be kept in escrow. AeroMexico has certain rights, including termination, for certain significant breaches of the agreement. Such non-compliance may be determined to be a significant breach and give AeroMexico the right to terminate its agreement with the Company and other rights.  The Company does not currently expect any future revenues from AeroMexico.

On June 28, 2010, the Company released its jetEngine™ Business Planning Suite Software Platform.  On September 24, 2010 the Company entered into an arrangement with Turkish Airlines Teknik ("Turkish Airlines or TK") for the evaluation and potential purchase of its jetEngine™ Business Planning Suite ("jetEngine™ BPS"). The jetEngine™ BPS product evaluation is expected to take approximately 60 days from commencement (which has not yet begun) and upon successful completion it is the mutual intention of Turkish Airlines and AISystems to immediately execute a commercial license agreement granting TK rights to use the jetEngine™ BPS software platform.

The Company currently anticipates the implementation of its business plan will require additional investment capital.

The Company aims to complete $5 million to $10 million in equity financing in 2011. The funds will be used to engage potential customers, to fund product development, for working capital purposes, for repayment of debt and for other corporate purposes. There is no assurance that the Company will be able to raise the necessary funds to continue operations as envisioned or that such funds can be raised on favorable terms to existing stockholders. This could result in significant dilution or a loss of investment to any current or future stockholders. If the Company is unable to raise sufficient funds on the required timelines its ability to implement its vision will be hindered and this could result in the entire loss of any investment in the Company. The Company has limited resources at this time, in the annual financial statements a reference to the Company’s ability to continue as a going concern assumption is rendered, see Liquidity and Capital Resources section below.

Management has placed its initial efforts on gaining market share within the airline industry through the sale of its jetEngine Business Planning Suite (“BPS”). Through the Company’s  experiences and discussions with airlines we have decided to focus development attention on launching the BPS in an attempt to get rapid market share and then to have a natural progression to the releases of jetEngine™ O/S which contains Schedule Planning, Crew, Revenue Management and Integrated Operations. Management anticipates that the speed and ease of deployment of the BPS, along with aggressive pricing will lead to a rapid penetration of the market. Management further believes that once an airline has had the opportunity to work with BPS, it will be interested in implementing the full capabilities of jetEngine through the purchase of the entire platform. At this time, the Company does not have any customers for its BPS product, it is possible that, 1) The Company will not complete sales with potential customers, 2) that those sales will not be completed on terms favorable to the Company  3) that the Company will not  have sufficient or the appropriate resources to complete the development of its product 4) that a competitive product will address the needs of the market before the Company is able to commercialize thereby significantly reducing the expected market opportunity, 5) the product as envisioned and developed by the Company will not meet the needs of customer and therefore never get deployed or achieve acceptance in the market place.

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

Business History

Airline Intelligence Systems Inc. was incorporated in Delaware in December 2005.  The business was initiated by Stephen Johnston and Roy Miller, with the intention of solving one of the most difficult planning and scheduling problems facing the commercial airline industry today enabling the integration and control of an airline’s Planning, Revenue Management and Operations functions in real time. Stephen Johnston remains as the Chief Executive Officer and has assumed the role of Chief Financial Officer as of June 23, 2010 until a successor has been elected and qualified.  On September 22, 2010, the Company appointed Andrae J. Marrocco to the position of Vice President & General Counsel.  Subsequent to year end, Andrae J. Marrocco has resigned from his position of Vice President & General Counsel.

 WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC, including, but not limited to , our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  You may obtain copies of these reports directly from us or from the SEC at the SEC Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov. For further discussion concerning the Company’s business, see the information included in Item 7 (Management’s Discussion and Analysis of Financial Condition and results of Operations) and Item 8 (Financial Statements and Supplementary Data) of this Report

ITEM 1A. RISK FACTORS

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable to Smaller Reporting Companies

ITEM 2. PROPERTIES

Our principal executive offices are located at 55 University Avenue, Suite 910, Box 29, Toronto, Ontario, Canada, M5J 2H7.

ITEM 3. LEGAL PROCEEDINGS

There are no outstanding judgments against the Company or any consent decrees or injunctions to which the Company is subject or by which its assets are bound and there are no claims, proceedings, actions or lawsuits in existence, or to the Company’s knowledge threatened or asserted, against the Company or with respect to any of the assets of the Company that would materially and adversely affect the business, property or financial condition of the Company, including but not limited to environmental actions or claims. However, from time to time, the Company may be involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

In March 2011, Devon James Associates , Inc. and Colleen Aylward  (the “Plaintiffs”) purport to have allegedly served the Company with a summons and complaint. The complaint does not appear to have been filed in any court.  The complaint raises a variety of claims including breach of contract, violation of the Washington State Consumer Protection Act and unjust enrichment. The Plaintiffs allege that damages are in excess of $ 177,000 with interest, fees and costs accruing there upon. The Company believes it has meritorious defenses and intends to vigorously defend this litigation if the complaint is filed.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol ASYI.

Price Range of Common Stock

The Company’s common stock is quoted on the Over the Counter Bulletin Board ("OTC: BB") under the symbol “ASYI”.

The following table sets forth the high and low trade information for our common stock for each quarter for the previous year. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Fiscal Year 2010
First quarter ended March 31, 2010	$.00	$.00
Second quarter ended June 30, 2010	$.77	$.11
Third quarter ended September 30, 2010	$.56	$.14
Fourth quarter ended December 31, 2010	$.39	$.03

HOLDERS

We have 265 shareholders of record as at the date of this annual report.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K (“Report”) and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in the Company’s forward-looking statements. For information concerning these factors and related matters, see “Risk Factors” in Part I, Item 1A in this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this Report. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Business Overview

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

The transaction has been accounted for by the Company as a reverse merger. For accounting purposes, AIS is the acquirer in the reverse acquisition transaction, and consequently, the financial results have been reported on a historical basis as if AIS had acquired the Company.  As the acquisition of the net monetary liabilities of the Company did not constitute a business, the transaction has been accounted for as a reverse merger (i.e. capital transaction). Accordingly, the Company has reflected the issuance 38,754,000 shares for the total net monetary liabilities of the shell company in the amount of $52,990 in the consolidated statement of changes in stockholders' equity.

The exchange ratio on the merger was 0.95767068 Company shares for each share of AIS.  The historical issuances of equity by AIS are reflected by applying the exchange ratio to the earliest reporting period.

The Company also filed a Form 14C on April 7, 2010 wherein amongst other things; the Company amended its year-end to December 31, to coincide with the year-end of AIS.

Results of Operations

Years ended December 31, 2010 compared to December 31, 2009 and 2008

For the year ended December 31, 2010, we generated $0 in revenues and incurred a net loss of $7,001,360. We generated $ 0 in revenues and incurred a net loss of $17,651,226 during the year ended December 31, 2009 and $0 in revenues and incurred a net loss of $16,343,657 during the year ended December 31, 2008.

Stock-Based Compensation

The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.

The Company has adopted a formal plan which addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights (AI Systems Inc. 2010 Equity Incentive Plan, the “Plan”).  Subject to Sections 2.5 and 21 and any other applicable provisions of the Plan, the total number of Shares reserved and available for grant and issuance pursuant to this Plan is Twenty-Five Million (25,000,000) Shares.  Awards issued as an Option or a SAR shall reduce the number of Shares available for issuance by the number of Shares underlying the Award, regardless of the number of Shares actually issued upon exercise of the Award. The Company may issue Shares that are authorized but unissued shares pursuant to the Awards granted under the Plan. The Company will reserve and keep available a sufficient number of Shares to satisfy the requirements of all outstanding Awards granted under the Plan. As salaries and benefits are a significant portion of operating expenses, this will effectively preserve the Company’s cash and increase performance incentives until a time when it is more prudent for our business to move salaries back to cash.  A copy of the Plan is included in part IV (Exhibits and Financial Statement schedules).

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

The Company expects to raise $5 million to $10 million in equity in 2011, which will be used to fund operations, improve working capital and to reduce maturing and past due debt. Should the Company be unable to raise this amount of capital its operating plans to fund our business and financial performance could be adversely affected.

The Company has yet to fully commercialize its technology and consequently has incurred significant losses since its inception.

At December 31, 2010, the Company’s deficit accumulated during the development stage was approximately $68.3 million, and the Company had utilized cash in operating activities of approximately $28.5 million. The Company has funded these losses and cash flows through the sale of equity securities, the issuance of debt and from credit granted by vendors. The Company is also in arrears to certain creditors and in default under certain agreements which may have a material adverse effect on operations.

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

Lease obligations

The Company leases office space in Kirkland, Washington and Toronto, due to expire on October 2012 and May 2014 respectively. Total lease expense was $780,870 and $821,955 for the year ended December 31, 2010 and 2009. The Company had been in arrears/default under the Kirkland lease agreement since August 2010. Subsequent to year end in April 2011, the Company terminated its Kirkland Agreement and agreed to a settlement amount of $180,000 payable in monthly installments over a 36 payment period starting in July 2011.

In May 2009, the Company extended the lease for its Toronto office space for 5 years. The lease provided for three months free rent at the inception of the lease.

The Company also leases photocopiers, computer equipment and an apartment, expiring at various dates from 2011 to 2014.

The total future minimum lease payments by year for all operating leases are as follows:

December 31,	Total

2011	129,031
2012	159,031
2013	159,031
2014	74,364
$521,457

Commitments

The Company has a contractual obligation to pay a third party 2% of all revenue under its single customer contract for three years from signing. No amounts are owed under this agreement as at December 31, 2010 and December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

Exchange Right Agreement

On January 28, 2010, the Company and Merus Capital I, L.P. (“Merus”) entered into an exchange right agreement (the “Agreement”), whereby Merus provided funding to the Company in exchange for, amongst other things, a right in liquidation for Merus to exchange common shares held by Merus at the time of the conversion (“Merus Securities”) into an unsecured promissory note with aggregate principle up to $5,000,000 paying interest at a rate of 5.00% per annum.  The Agreement terminates on the date that is the earlier of: (i) 36 months following a Going Public Transaction (as defined in the Agreement); (ii) Merus receiving the Note after exercising their rights under the Agreement; and (iii) Merus transferring any of the Merus Securities without the prior authorization of the Company. Management has reviewed the terms of the exchange right agreement and has determined that permanent equity classification is appropriate because all conditions under which the exchange right could be enforced are solely within the control of the Company.

Inflation

Inflation did not have a significant impact on our results during the year ended December 31, 2010.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our audited condensed consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).  This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates required for the preparation of the unaudited condensed consolidated financial statements included in Item 1 of this Report which were those related to revenue recognition, stock based compensation deferred income tax assets, liabilities, notes payable issued with warrants and contingencies surrounding litigation.  These estimates are considered significant because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.  Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, contingencies, and litigation.  Actual results could differ from these estimates.

The critical accounting policies used in the preparation of our consolidated financial statements are discussed below.

Development stage company

The Company complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 (SFAS 7) for its characterization of the Company as a development stage company. Furthermore, the Company complies with FASB ASC 720-15-25 (SOP-98-5), “Reporting on the Costs of Start-Up Activities,” under which start-up costs and organizational costs are expensed as incurred.

Basis of consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly owned subsidiaries, namely Airline Intelligence Systems Inc. (Delaware) and Airline Intelligence Systems Corp. and AIS Services Canada Inc. (both Ontario). All inter-company accounts and transactions have been eliminated on consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reported periods.  Actual results could differ from these estimates.

Revenue recognition

The Company may charge customers a signing, deployment and exclusivity fee, as well as a recurring monthly fee based on passengers carried for its jetEngine™ platform.

The Company follows the provisions of FASB ASC 985-605 (SOP 97-2), “Software Revenue Recognition” and Staff Accounting Bulletin (SAB) 104, “Revenue Recognition in Financial Statements.” Revenue is recognized from the sale of product and software licenses when delivery has occurred based on purchase orders, contracts or other documentary evidence, provided that collection of the resulting receivable is deemed probable by management. A provision is made for estimated sales returns and other insignificant vendor obligations.

Fees earned at contract signing and in conjunction with product deployment are deferred and recognized as income once the customer acceptance of applicable jetEngine™ modules is obtained. Exclusivity fees pursuant to customer contracts are recognized on a straight line basis from the time customer acceptance of applicable jetEngine™ modules is obtained to the maturity of the exclusivity period. Recurring monthly passenger fee is recorded on an accrual basis commencing once the customer has accepted a jetEngine™ module.

Deferred revenue represents unearned income associated with fees due related to contract signing, deployment and exclusivity as applicable.

Interest income is recognized when earned.

Restricted cash

The Company sets funds aside in a separate bank account related to the contractual obligations. Such amounts are termed Restricted Cash.

Property and equipment

Property and equipment is stated at cost and is depreciated using the declining balance method over the estimated useful lives of the assets which range from three to five years.  Maintenance and repairs are charged to expense as incurred.

Intellectual property

Under FASB ASC 350 (SFAS 142), “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are not amortized. These standards require that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with FASB ASC 350-30-35 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company’s intellectual property consists of the exclusive worldwide and perpetual license to exploit certain intellectual property (“Dynamic Intellectual Property”), solely in the airline field, acquired from Dynamic Intelligence Inc., the controlling shareholder.  The intellectual property has been recorded at cost. The useful life of the intellectual property is estimated to be five years. Amortization of the intellectual property will be recognized over that useful life commencing in the year the Company begins commercialization.

Impairment of long-lived assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on its review, management does not believe that any impairment of long-lived assets exists at December 31, 2010, December 31, 2009 or December 31, 2008.

Income taxes

The Company accounts for income taxes under the provisions of FASB ASC 740 (SFAS 109), “Accounting for Income Taxes”. Under  FASB ASC 740 (SFAS 109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

As of December 31, 2010 and 2009, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company‘s, or its wholly-owned subsidiary‘s income tax returns for the years ended December 31, 2010 2009 and 2008.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended December  31, 2010, 2009 and 2008, there were no charges for interest or penalties.
Stock-based compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718 (SFAS 123R), “Share-Based Payment”, that addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise.

Stock-based compensation expense recognized during the period is based on the fair value of the portion of stock-based payment award that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statements of operations includes compensation expense for the stock-based payment awards based on the grant date fair value estimated in accordance with FASB ASC 718 (SFAS 123R), as stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. These standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considers historic voluntary termination behaviors as well as trends of actual option forfeitures.

The fair value of options at the date of the grant is accrued and charged to operations, with an offsetting credit to additional paid in capital, on a straight line basis over the vesting period.  If the stock options are ultimately exercised, the applicable amounts of additional paid in capital are transferred to share capital.  The fair value of options is calculated using the Black-Scholes option pricing model.

Foreign currency translation

Transactions denominated in other currencies are recorded in the applicable functional currencies at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into the applicable functional currencies at rates of exchange in effect at the balance sheet dates. Non-monetary assets and liabilities are re-measured into the applicable functional currencies at historical exchange rates. Exchange gains and losses are recorded in the consolidated statements of operations.

The Company has chosen the US dollar as its reporting currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average rate for the year.

Recent accounting pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards which eliminate the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. These standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment may have on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. Since this new accounting standard only required additional disclosure, the adoption of the standard did not impact the Company’s consolidated financial statements.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations” (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will apply this new guidance to future business combinations, if any.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a Smaller Reporting Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

AISYSTEMS, INC. (FORMERLY WOLF RESOURCES INC.)

(A Development Stage Company)

Consolidated Financial Statements

As at December 31, 2010 and 2009 and for the years

ended December 31, 2010, 2009 and 2008 and

the period from December 7, 2005 (inception)

to December 31, 2010

AISYSTEMS, INC. (FORMERLY WOLF RESOURCES INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

PAGE

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements

Consolidated Balance Sheets At December 31, 2010 and December 31, 2009	F-4

Consolidated Statements of Operations For the years ended December 31, 2010, 2009 and 2008 and for the period from December 7, 2005 (inception) to December 31, 2010	F-5

Consolidated Statements of Shareholders’ Deficit For the period from December 7, 2005 (inception) to December 31, 2010	F-6

Consolidated Statements of Cash Flows For the years ended December 31, 2010 and 2009 and 2008 and for the period from December 7, 2005 (inception) to December 31, 2010	F-7

Notes to the Consolidated Financial Statements	F- 8 - F-41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of AISystems, Inc. (formerly Wolf Resources Inc.):

We have audited the consolidated balance sheets of AISystems, Inc. (formerly Wolf Resources Inc.) and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2010 and 2009, the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2010 and the period from December 7, 2005 (inception) to December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AISystems, Inc. and its subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 and the period from December 7, 2005 (inception) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses, shareholders’ deficit, and inability to fully commercialize its technologies to permit adequate capital resources to fund planned operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Meyers Norris Penny LLP
Licensed Public Accountant
Toronto, Ontario
April 14, 2011

AISYSTEMS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

As at December 31, 2010 and 2009

	2010	2009
Assets
Current
Cash
Cash	$11,261	$32,977
Restricted cash	200	619,104
	11,461	652,081
Loan receivable from employees	-	19,029
Subscription receivable	-	15,825
Prepaid expenses and other current assets	1,073,752	71,457
Total Current Assets	1,085,213	758,392

Property and equipment,net	298,349	482,995
Intellectual Property	10	10

Total Assets	$1,383,572	$1,241,397

Liabilities and Shareholders' Deficit

Current
Accounts payable and accrued liabilities	$5,720,388	$4,161,062
Notes payable to Shareholders, net of unamortized discount of nil	4,795,813	3,923,262
(2009-$15,578)
Current portion of Loans payable to controlling shareholder	1,009,627	-
for Intellectual Property
Deferred revenue	1,000,000	1,000,000
Current portion of equipment loan	3,828	5,740
Total Current Liabilities	12,529,656	9,090,064

Loan payable for equipment, net of current portion	-	1,842
Deferred lease obligation	77,791	100,740
Loans payable to controlling shareholder for Intellectual Property	-	990,727

Total Liabilities	12,607,447	10,183,373

Shareholders' Deficit
Preferred Shares (Authorized 2010 and 2009: 5,000,000 with 2,400,000
designated as Series B, Issued 2010 and 2009: 2,329,905 Series B)	2,330	2,330
Common shares - (Authorized: 2010 and 2009: 500,000,000
Issued 2010: 147,732,455 and 2009: 84,964,792 )	147,733	84,965
Additional paid-in capital	57,054,133	52,311,582
Subscriptions receivable	(85,858)	-
Deficit accumulated during the development stage	(68,342,213)	(61,340,853)

Total Shareholders' Deficit	(11,223,875)	(8,941,976)
Total Liabilities and Shareholders' Deficit	$1,383,572	$1,241,397

AISYSTEMS, INC. (formerly Wolf Resources Inc.)

 (A Development Stage Company)

Consolidated Statements of Operations

For the years ended December 31, 2010, 2009 and 2008
and for the period from December 7, 2005 (inception) to December 31, 2010

	2010	2009	2008	For the period from December 7, 2005 (inception) to December 31, 2010

Operating expenses

Salaries and benefits	$(2,029,886)	$(4,654,468)	$(5,543,327)	$(16,804,642)
Outside Services	(2,712,838)	(2,788,840)	(3,418,071)	(11,736,323)
Travel, meals and entertainment	(128,188)	(238,539)	(1,356,140)	(2,620,755)
Office and general	(1,025,650)	(1,068,589)	(1,707,026)	(4,995,269)
	(5,896,562)	(8,750,436)	(12,024,564)	(36,156,989)

Other expenses
Depreciation and amortization	(186,546)	(351,722)	(322,195)	(1,105,302)
Stock Based Compensation	(530,863)	(5,799,309)	(3,742,156)	(27,551,609)
	(717,409)	(6,151,031)	(4,064,351)	(28,656,911)

Loss from operations	(6,613,971)	(14,901,467)	(16,088,915)	(64,813,900)

Other income (expenses)
Interest expense	(303,976)	(2,680,016)	(453,576)	(3,641,320)
Interest income	-	4,836	74,882	114,610
Other income (expense)	(83,414)	(74,579)	123,951	(1,605)
	(387,389)	(2,749,759)	(254,742)	(3,528,315)

Net loss for the period	(7,001,360)	(17,651,226)	(16,343,657)	(68,342,213)

Deficit, beginning of the period	(61,340,853)	(43,689,627)	(27,345,970)	-

Deficit, end of the period	$(68,342,213)	$(61,340,853)	$(43,689,627)	$(68,342,213)

Basic and fully diluted loss per share	$(0.05)	$(0.33)	$(0.37)

Number of weighted average
common shares outstanding
basic and diluted	132,735,467	53,681,808	43,893,631

AISYSTEMS, INC. (formerly Wolf Resources Inc.)

 (A Development Stage Company)

Consolidated Statements of Shareholders’ Deficit
For the period from December 7, 2005 (inception) to December 31, 2010

	Preferred stock - number of shares #	Preferred stock - amount $	Common stock - number of shares #	Common stock - amount $	Additional Paid in Capital $	Warrants #		Subscriptions Advanced (Receivable)	Preferred Stock-# & amount $	Other comprehensive income (loss)	Deficit accumulated during the development stage $	Total $
Shares issued in consideration
of Intellectual Property ("IP")			19,153,414	19,153	(19,143)							10
Shares issued for cash during
the year, net of issuance costs of NIL			1,312,698	1,313	341,367							342,680
Net loss											(64,350)	(64,350)

Balance at December 31, 2005	-	-	20,466,112	20,466	322,224	-			-		(64,350)	278,340
Shares issued in consideration of IP			7,661,365	7,661	(7,661)							-
Special distribution in consideration of IP					(4,000,000)							(4,000,000)
Shares issued for cash during the year			6,518,673	6,519	3,490,881							3,497,400
Shares issued upon exercise of options			162,804	163	42,337							42,500
Stock based compensation					234,065							234,065
Net loss											(2,899,295)	(2,899,295)
Balance at December 31, 2006	-	-	34,808,954	34,809	81,846	-			-	-	(2,963,645)	(2,846,990)
Shares issued for cash during the year			6,264,028	6,264	8,768,637							8,774,901
Stock based compensation					17,245,216							17,245,216
Net loss											(24,382,325)	(24,382,325)
Balance at December 31, 2007	-	-	41,072,982	41,073	26,095,699	-	-		-	-	(27,345,970)	(1,209,198)
Shares issued in consideration of IP			1,915,341	1,915	(1,915)							-
Shares issued for cash during the year			1,618,204	1,618	8,447,028							8,448,646
Issuance of preferred shares	2,329,905	2,330							2,330			2,330
Dividend on common shares					(2,330)							(2,330)
Common share warrants issued in connection with debt					1,534,260	511,420						1,534,260
Shares issued in connection with exercise of warrants			29,707	30	280							310
Shares issued upon exercise of options			19,153	19	19,981							20,000
Stock based compensation					3,742,156							3,742,156
Net loss											(16,343,658)	(16,343,658)
Balance at December 31, 2008	2,329,905	2,330	44,655,387	44,656	39,835,158	511,420	-		2,330	-	(43,689,628)	(3,807,484)
Shares issued $0.75 per share for cash during the year			552,256	552	431,948							432,499
Shares issued $0.10 per share for cash during the year			14,679,904	14,680	1,518,196							1,532,876
Shares issued $0.25 per share for cash during the year			3,972,480	3,972	1,033,044							1,037,016
Consideration received for cancellation of IP					800,000							800,000
Cancellation of shares issued for IP			(1,915,341)	(1,915)	1,915							(0)
Conversion of warrants for anti dilution			6,459,189	6,459	(6,459)		(6,744,687)					0
Share issued on conversion of debt			2,214,553	2,215	1,732,113							1,734,328
Common share warrants issued in connection with debt					1,179,347		7,816,136					1,179,347
Stock based compensation			9,097,871	9,098	5,790,211							5,799,309
Shares issued in connection with exercise of warrants			5,248,493	5,248	(3,891)							1,357
Net loss											(17,651,225)	(17,651,225)
Balance at December 31, 2009	2,329,905	2,330	84,964,792	84,965	52,311,582	-	1,071,449		2,330	-	(61,340,853)	(8,941,976)
Series A shares delivered (Note 1)	(2,329,905)	(2,330)										(2,330)
Series B shares issued (Note 1)	2,329,905	2,330										2,330
Shares issued $0.25 for cash during the year			1,781,267	1,781	463,219							465,000
Shares issued $0.10 for cash during the year			8,735,810	8,736	903,457							912,193
Shares issued $0.20 for cash during the year			1,035,000	1,035	205,965							207,000
Subscriptions receivable			1,915,341	1,915	189,619			(191,534)				0
Subscriptions advances								105,676				105,676
Shares issued in connection with exercise of warrants			4,906,239	4,906	(91)							4,815
Stock-based compensation					530,863							530,863
Acquisition of Wolf Resources Inc.			38,754,000	38,754	(91,744)							(52,990)
Shares issued $ 0.45 per share for services during the year			25,000	25	11,225							11,250
Shares issued $ 0.50 per share for services during the year			1,450,000	1,450	723,550							725,000
Shares issued $ 0.42 per share for services during the year			2,200,000	2,200	921,800							924,000
Shares issued $ 0.49 per share for services during the year			1,625,006	1,625	794,629							796,254
Shares issued $ 0.27 per share for services during the year			300,000	300	80,700							81,000
Shares issued $ 0.24 per share for services during the year			40,000	40	9,360							9,400
Net loss											(7,001,360)	(7,001,360)
Balance at December 31, 2010	2,329,905	2,330	147,732,455	147,733	57,054,133	-	-	(85,858)	2,330	-	(68,342,213)	(11,223,875)

                                                                               AISYSTEMS, INC. (formerly Wolf Resources Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008
and for the period from December 7, 2005 (inception) to December 31, 2010

	2010	2009	2008	For the period from December 7, 2005 (inception) to December 31, 2010
Operating activities
Net Loss	$(7,001,360)	$(17,651,226)	$(16,343,657)	$(68,342,113)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	186,546	351,722	322,195	1,105,302
Accretion of discount on notes	15,578	2,196,108	264,449	2,476,135
Stock based compensation	530,863	5,799,309	3,742,156	27,551,608
Prepaid expenses and other current assets	48,332	45,202	31,389	(23,125)
Shares issued for services to be received	(1,050,626)	-	-	(1,050,626)
Receivable from controlling shareholder	-	-	-	(32,454)
Loan receivable from employees	-	3,276	(22,305)	(445,675)
Accounts payable and accrued liabilities	1,559,326	2,796,202	230,052	6,194,342
Deferred revenue	-	-	-	1,000,000
Deferred lease obligation	(22,948)	(7,783)	7,383	77,792
Interest expense on note payable to controlling shareholder	38,900	55,566	141,188	427,598
Subscription receivable	15,825	(15,825)	-	-
Shares issued for services received	2,546,904			2,546,904

Net cash (used in) operating activities	(3,132,661)	(6,427,449)	(11,627,150)	(28,514,413)

Investing activities
Purchase of property and equipment	(1,900)	(18,534)	(630,975)	(1,269,992)
Net cash provided by (used in) investing activities	(1,900)	(18,534)	(630,975))	(1,269,992)

Financing activities
Proceed from issuance of common shares	1,694,684	2,490,966	8,468,645	25,311,786
Proceeds on notes payable to shareholders	803,050	3,328,550	2,582,090	4,713,690
Repayment on notes payable to controlling shareholders			(130,138)	(130,138)
Proceeds from loan to related party	-	-	-	44,444
Proceeds from (repayments of) loan	(3,793)	(7,250)	(5,740)	9,521
Payment on obligation under capital lease	-	-	(160,271)	(153,437)
Net cash provided by financing activities	2,493,941	5,812,266	10,754,586	29,795,866

Increase (decrease) in cash	(640,620)	(633,717)	(1,503,539)	11,461

Cash, beginning of period	652,081	1,285,798	2,789,337	-

Cash, end of period	$11,461	$652,081	$1,285,798	$11,461

Supplemental cash flow information
Interest paid	-	-	-	-

Note: Included in the prepaid expense balance on the balance sheet of $1,073,752 is $1,050,626 which relates to aggregate fair value of shares issued in consideration for consulting service agreements the Company entered into during the year.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

1.     Organization

Airline Intelligence Systems Inc. (“AIS”) was incorporated on December 7, 2005 under Delaware General Corporation Law. Since its inception, AIS’s efforts have been devoted to the development of the unique proprietary operating system jetEngine™, which is expected to be a new paradigm for strategic airline management that enables the integration and control of an airline’s schedule planning, revenue management,  and irregular operations functions, amongst other things. AIS has two wholly owned Canadian subsidiaries Airline Intelligence Systems Corp. and AIS Services Canada Inc. The subsidiaries provide management services and corporate services to the parent company.

AIS completed a 2 for 1 stock split on June 11, 2007. All amounts shown and incorporated in these consolidated financial statements are shown on a post-split basis as if the stock split had occurred on the earliest reported date.

On March 19, 2010, AISystems, Inc.(the “Company”), formerly Wolf Resources Inc. (a publicly listed shell company), acquired AIS, a development stage company based in the State of Washington, focused on software development for the airline industry. In accordance with the Share Exchange Agreement, each issued and outstanding common share of AIS was converted for 0.95767068  common share of the Company and each issued and outstanding Series A preferred share of AIS was converted for one Series B preferred share of the Company. As a result of the transaction, the business is no longer considered to be a shell company for reporting purposes.

The reverse merger has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of AIS become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The accompanying consolidated financial statements reflect the recapitalization of the stockholders‘equity as if the transaction occurred as of the beginning of the first period presented.  Accordingly, the Company has reflected the issuance of 38,754,000 shares for the total net monetary liabilities of the shell company in the amount of $52,990 in the consolidated statement of changes in stockholders' equity.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

1.     Organization (continued)

The Company also filed a Form 14C on April 7, 2010 wherein amongst other things; the Company changed its fiscal year-end to December 31, to coincide with the year-end of AIS.

2.     Going concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern. The Company has yet to fully commercialize its technology and consequently has incurred significant losses since its inception. At December 31, 2010, the Company’s deficit accumulated during the development stage was approximately $68.3 million, and the Company had utilized cash in operating activities of $28.5 million. The Company has funded theses losses and cash flows through the sale of equity securities, the issuance of debt and from credit granted by vendors. The Company is also in arrears to certain creditors and in default under certain agreements which may have a material adverse effect on operations.

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

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

3.     Summary of Significant Accounting Policies

Development Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 (SFAS 7) for its characterization of the Company as a development stage company.  Furthermore, the Company complies with FASB ASC 720-15-25 (SOP-98-5), “Reporting on the Costs of Start-Up Activities,” under which start-up costs and organizational costs are expensed as incurred.

Basis of consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly owned subsidiaries, namely Airline Intelligence Systems Corporation and AIS Canada Services Inc.. All inter-company accounts and transactions have been eliminated on consolidation.

Use of estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reported periods. Actual results could differ from these estimates.

Revenue recognition

The Company may charge customers a signing, deployment and exclusivity fee, as well as a recurring monthly fee based on passengers carried for its jetEngine™ platform.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

3.     Summary of Significant Accounting Policies (Continued)

Revenue recognition (continued)

The Company follows the provisions of FASB ASC 985-605 (SOP 97-2), “Software Revenue Recognition” and Staff Accounting Bulletin (SAB) 104, “Revenue Recognition in Financial Statements.” Revenue is recognized from the sale of product and software licenses when delivery has occurred based on purchase orders, contracts or other documentary evidence, provided that collection of the resulting receivable is deemed probable by management. A provision is made for estimated sales returns and other insignificant vendor obligations.

Fees earned at contract signing and in conjunction with product deployment are deferred and recognized as income once the customer acceptance of applicable jetEngine™ modules is obtained. Exclusivity fees pursuant to customer contracts are recognized on a straight line basis from the time customer acceptance of applicable jetEngine™ modules is obtained to the maturity of the exclusivity period. Recurring monthly passenger fee is recorded on an accrual basis commencing once the customer has accepted a jetEngine™ module.

Deferred revenue represents unearned income associated with fees due related to contract signing, deployment and exclusivity as applicable.

Interest income is recognized when earned.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

3.    Summary of Significant Accounting Policies (Continued)

Restricted cash

The Company sets funds aside in a separate bank account related to the contractual obligations. Such amounts are termed Restricted Cash (Note 4).

Property and equipment

Property and equipment is stated at cost and is depreciated using the declining balance method over the estimated useful lives of the assets which range from three to five years.  Maintenance and repairs are charged to expense as incurred.

Intellectual property

Under FASB ASC 350 (SFAS 142), “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are not amortized. These standards require that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with FASB ASC 350-30-35 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company’s intellectual property consists of the exclusive worldwide and perpetual license to exploit certain intellectual property (“Dynamic Intellectual Property”), solely in the airline field, acquired from Dynamic Intelligence Inc., the controlling shareholder.  The intellectual property has been recorded at cost. The useful life of the intellectual property is estimated to be five years. Amortization of the intellectual property will be recognized over that useful life commencing in the year the Company begins commercialization.

Impairment of long-lived assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

3.    Summary of Significant Accounting Policies (Continued)

Impairment of long-lived assets (Continued)

are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Based on its review, management does not believe that any impairment of long-lived assets exists at December 31, 2010 or December 31, 2009.

Income taxes

The Company accounts for income taxes under the provisions of FASB ASC 740 (SFAS 109), “Accounting for Income Taxes”. Under  FASB ASC 740 (SFAS 109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

As of December 31, 2010 and 2009, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company‘s, or its wholly-owned subsidiary‘s income tax returns for the years ended December 31, 2010 2009 and 2008.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended December  31, 2010, 2009 and 2008, there were no charges for interest or penalties.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718 (SFAS 123R), “Share-Based Payment”, that addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise.

Stock-based compensation expense recognized during the period is based on the fair value of the portion of stock-based payment award that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statements of operations includes compensation expense for the stock-based payment awards based on the grant date fair value estimated in accordance with FASB ASC 718 (SFAS 123R), as stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. These standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considers historic voluntary termination behaviors as well as

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

3.     Summary of Significant Accounting Policies (Continued)

Stock-based compensation (continued)

trends of actual option forfeitures. The forfeiture rate utilized in the years ended December 31, 2010, 2009 and 2008 was 15%, 15% and 15% respectively.

The fair value of options at the date of the grant is accrued and charged to operations, with an offsetting credit to additional paid in capital, on a straight line basis over the vesting period.  If the stock options are ultimately exercised, the applicable amounts of additional paid in capital are transferred to share capital.  The fair value of options is calculated using the Black-Scholes option pricing model.

Foreign currency translation

Transactions denominated in other currencies are recorded in the applicable functional currencies at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into the applicable functional currencies at rates of exchange in effect at the balance sheet dates. Non-monetary assets and liabilities are re-measured into the applicable functional currencies at historical exchange rates. Exchange gains and losses are recorded in the consolidated statements of operations.

The Company has chosen the US dollar as its reporting currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average rate for the year.

Loss per share

The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Financial Instruments:

Financial assets and liabilities, including derivative instruments, are initially recognized and subsequently measured based on their classification as "held-for-trading", "available-for-sale" financial assets, "held-to-maturity", "loans and receivables", or "other" financial liabilities.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

3.    Summary of Significant Accounting Policies (Continued)

Held-for-trading financial instruments are measured at their fair value with changes in fair value recognized in operations for the period. Available-for-sale financial assets are measured at their fair value and changes in fair value are included in other comprehensive loss until the asset is removed from the balance sheet or until impairment is assessed as other than temporary. Held-to-maturity investments, loans and receivables and other financial liabilities are measured at amortized cost using the effective interest rate method. Loans receivable for employees  are classified as loans and receivables and are recorded at amortized cost. Accounts payable and accrued liabilities, notes payable to shareholders, loans payable to controlling shareholders and equipment loans are classified as other financial liabilities and are recorded at amortized cost.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net loss or cash flows.

Recent accounting pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards which eliminate the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. These standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment may have on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”, which requires additional disclosures about the amounts of and

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

3.    Summary of Significant Accounting Policies (Continued)

Recent accounting pronouncements (Continued)

reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. Since this new accounting standard only required additional disclosure, the adoption of the standard did not impact the Company’s consolidated financial statements.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations” (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will apply this new guidance to future business combinations, if any.

4.     Restricted cash

Restricted cash represents amounts held by a bank as a collateral security for a letter of credit issued in favor of the lessor of its Kirkland facility and an escrow required pursuant to a loan guarantee agreement. In 2010, the funds were used to settle amounts owed under the agreement.

Additionally, pursuant to a customer contract (note 11), the Company is required to hold in escrow ten percent of all payments received from the customer as restricted cash while the contract exists to satisfy its indemnification obligations to the customer pursuant to the contract. For the period from December 7, 2005 (inception) to December 31, 2010 the Company has received $1,000,000 from this customer. The Company is not in compliance with this term of the customer contract. Under a default, the customer may terminate this contract with the Company at any time by providing written notice to the Company.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

5.     Loans receivable from employees

In 2009, the Company loaned an employee of the Company CDN$20,000 with no fixed terms of repayment. The loan is non-interest bearing, unsecured and due on demand.

In 2010, the loan was assigned to the controlling shareholder in exchange for a reduction in notes payable to the controlling shareholder.

6.     Property and equipment

	2010	2009
Computer equipment	$905,117	$905,117
Office equipment	265,379	265,379
Vehicle	28,706	28,706
Computer software	115,042	113,142
	1,314,244	1,312,344
Less: accumulated depreciation	(1,015,895)	(829,349)
	298,349	$482,995

Depreciation expense was $186,546, $351,722 and $322,195 for the years ended December 31, 2010, 2009 and 2008, respectively.

7.     Intellectual Property

On December 9, 2005, AISystems entered into an Intellectual Property Agreement with Dynamic Intelligence Inc. (“Dynamic”), the controlling shareholder, to license certain intellectual property from Dynamic and in full satisfaction of the consideration, the Company issued 19,153,414 (20,000,000 pre conversion) common shares at a nominal agreed value of $10.

On October 11, 2006, the parties amended the Intellectual Property Agreement to provide AISystems the right to license additional intellectual property from Dynamic (collectively, the “Intellectual Property Agreement”). AISystems’ license consists of the exclusive, fully paid, worldwide and perpetual license to exploit the Dynamic Intellectual Property solely in the airline field, including the right to exploit any product or service in the airline field. Pursuant to the amended Intellectual Property Agreement, the fair value consideration of $8,000,000 was settled with the issuance of a note payable for $4,000,000 and issuing 7,661,365  (8,000,000 pre conversion) common shares.

SEC Staff Accounting Bulletin Topic 5G requires that non-monetary assets transferred by shareholders to be recognized at historical cost as recorded in the books of the transferor,

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

7.     Intellectual Property (Continued)

Dynamic, in accordance with GAAP. Management of the Company has determined that historical cost of the non-monetary assets transferred in accordance with GAAP would be nil. Accordingly, the fair value of the monetary consideration in excess of cost has been recorded as a special distribution in the consolidated statement of shareholders’ deficit.

In May 2008, the parties amended the Intellectual Property Agreement to provide AISystems the exclusive, worldwide and perpetual right to develop and market the proprietary Integrated E-Commerce Travel Engine Platform for the travel and tourism industry. Pursuant to the amended intellectual property agreement, the fair value of consideration of $5,000,000 was settled with the issuance of a note payable for $5,000,000, the issuance of 2,000,000 common shares and a 5.0% royalty on revenue directly derived from the Integrated E-Commerce Travel Engine Platform.

In May 2009, the May 2008 amendment was cancelled pursuant to another amendment and all obligations under the May 2008 amendment were reversed. As a result, the $5,000,000 note payable was presented as an extinguishment of the debt to Dynamic on the consolidated balance sheet as at December 31, 2008 with no gain or loss being reported in the consolidated statement of operations. Also, the 1,915,341 (2,000,000 pre conversion) common shares were cancelled and $800,000 was recorded as additional consideration for the rescission of the agreement during the period ended December 31, 2009.

8.     Notes payable to shareholders

Notes payable to Dynamic Intelligence Inc.

In 2006, the Company amended its license agreement with its controlling shareholder, Dynamic, as described in Note 7. In conjunction with this, amongst other things, the Company issued $4,000,000, 5%, unsecured notes payable. In 2007, the Company paid down the principal of the loan by $2,000,000.

In 2008, the Company amended its license agreement with its controlling shareholder, Dynamic, as described in Note 7. In conjunction with this, amongst other things, the Company issued and subsequently cancelled an additional $5,000,000, 5%, unsecured notes payable. As described in Note 5, the Company reduced the principal owing under this note when it assigned $422,000 in loans receivable from employees to Dynamic.

During the year ended December 31, 2009, a further reduction in principal in the amount of $800,000 was recorded as a contribution to additional paid in capital, as described in Note 7.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

8.    Notes payable to shareholders (continued)

All interest in respect of the loan remains outstanding at December 31, 2010. Interest expense on this note was $38,900, $55,567, $141,188 and $381,766 for the years ended December 31, 2010, 2009, 2008, and for the period from December 7, 2005 (inception) to December 31, 2010 respectively.

Notes payable with detachable warrants

In 2008, the Company issued $2,557,100 one year, 8% notes payable to existing shareholders, executives, consultants and advisors to the Company, which are unsecured and have a detachable warrant with a strike price of $0.001 for every $5.00 of notes payable issued. Management estimated the fair value of each instrument separately and allocated the proceeds in accordance with the relative fair value method. The amount allocated to the warrants in accordance with this method was $1,534,260 during the year ended December 31, 2008. The notes payable have been recorded on the consolidated balance sheet net of the discount representing the allocation of the relative fair value to the warrant. The Company records interest in the consolidated statements of operations as the discounted note is accreted to its face value through maturity, in addition to recording an 8% interest charge. From January 2009 to February 2009, the Company issued an additional $725,000 (Dynamic - $700,000) 5%, unsecured notes payable with a total of 145,000 detachable warrants at a strike price of $0.001. Management estimated the fair value  and allocated $127,342 to these warrants. The expense related to the discount on the 8% and 5% notes payable using the interest method was $ NIL, $1,392,764 and $264,449, for 2010, 2009 and 2008 respectively.

In 2009, the Company provided an option to the holders of 8% notes payable to convert these debt instruments into common shares at an issuance price of $0.75 per common share in exchange for the outstanding debt plus accrued and unpaid interest. During the year ended December 31, 2009, an amount of $1,734,328 representing principle and accrued interest on 8% notes payable were converted into 2,214,553 (2,312,437 pre conversion) common shares at $0.75 per share. The 8% notes payable, including Dynamic’s portion, are senior in the security ranking to the notes payable issued to Dynamic issued in 2006. In 2010, the Company issued $353,050 in 8% unsecured notes.  $113,050 of the notes are due on demand and $240,000 mature within various dates throughout 2011.

As at December 31, 2010, $918,750 (2009: $918,750) of 8% notes were issued and outstanding; including $500,000 to Dynamic (2009: $500,000).  In addition, interest expense

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

8.     Notes payable to shareholders (continued)

representing the coupon was $83,969, $107,043, $65,677 and $256,689  for 2010, 2009, 2008 and for the period from December 7, 2005 (inception) to December 31, 2010 respectively. The 8% notes payable are subject to an early repayment provision should the Company raise in excess of $7.5 million following the issuance of the notes.

During the year ended December 31, 2009,  the Company issued $2,410,000 in 5% unsecured notes that mature within various dates throughout 2009 along with a total of 7,226,666 in detachable warrants with a strike price of $0.001. Management estimated the fair value and allocated $960,818 to the warrants. During the year ended December 31, 2010, the Company issued $370,000 in 5% unsecured demand notes. The Company records interest in the consolidated statements of operations as the discounted note is accreted to its face value through maturity, in addition to recording a 5% interest charge. The expense related to the discount on the notes payable using the interest method was $NIL and $960,818 in 2010 and 2009 respectively.  Interest expense representing the coupon was $155,729, $56,625, and $212,354 in 2010, 2009 and for the period from December 7, 2005 (inception) to December 31, 2010 respectively.

The Company also entered into a bond agreement during 2009 with a third party to provide a guarantee of notes to be issued by the Company. Under this bond, the Company issued $150,000 of notes bearing interest of 18%, maturing in August 2010. These notes also included a total of 250,000 common stock warrants with a strike price of $0.001 and fair value of $39,894. Pursuant to guarantee agreement, the Company is required to set aside in a separate bank account of 5% of all the future funds raised in excess of $1,000,000. As at December 31, 2010, the Company is in default of this agreement and has not set aside any of these funds in a separate bank account.

In October 2009, the Company entered into a forbearance agreement to extend the maturity of debt to September 30, 2010 with certain debt holders whom collectively hold $2,467,500 of debt and accrued interest. In exchange for extending the described debt, the Company issued 2,467,500 warrants with an exercise price of $0.001 each, which expire at the earlier of a public listing, a corporate reorganization or specified expiry dates that range for the period from 2009 to 2014. The forbearance agreements were treated as a modification of the debt and accordingly the associated fees, representing the fair value of the warrants issued by the Company to the creditors, have been recorded as a discount on the debt and amortized over the new term to maturity with an additional charge to interest expense calculated in accordance with the interest method.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

8.     Notes payable to shareholders (continued)

In 2009, the Company has received an additional $45,000 consisting of two unsecured, non-interest bearing demand loans from shareholders with no fixed terms of repayment.

The Company also issued $200,000 non interest bearing unsecured notes.  These notes were converted to 2,000,000 of common stock of the corporation in January 2011.

9.     Equipment loan payable

The Company has a five year non-interest bearing secured vehicle loan. At December 31, 2010, $3,828 (2009 - $7,582) was outstanding; monthly payments under the loan are $478 and are due in 2011.

10.   Lease obligations, commitments and Contingencies

(A) Lease obligations

The Company leases office space in Kirkland, Washington and Toronto, due to expire on October 2012 and May 2014 respectively. Total lease expense for the years ended 2010, 2009, 2008 and from the period December 7, 2005 (inception) to December 31, 2010 was $780,870, $821,955, $852,416 and $3,088,090, respectively. The Company has been in arrears/default under the Kirkland lease agreement since August 2010. Subsequent to year end in April 2011, the Company terminated its Kirkland Agreement and agreed to a settlement amount of $180,000 payable in monthly installments over a 36 payment period starting in July 2011.

In May 2009, the Company extended the lease for its Toronto office space for 5 years. The lease provided for three months free rent at the inception of the lease.

The Company also leases photocopiers, computer equipment and an apartment, expiring at various dates from 2011 to 2014.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

The total future minimum lease payments by year for all operating leases are as follows:

Lease obligations

December 31,	Total

2011	129,031
2012	159,031
2013	159,031
2014	74,364

$521,457

(B) Commitments

The Company has a contractual obligation to pay a third party 2% of all revenue under its single customer contract for three years from signing. No amounts were owed under this agreement as at December 31, 2010, 2009 and 2008.

The Company has committed to pay $ 7,500 and issue 160,000 common shares during 2011 in accordance with the terms of a consulting contract.

The Company has committed to issue 4,874,994 common shares during 2011 and 2012 in accordance with the terms of two consulting agreements.

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

In 2010, AI Systems entered into consulting agreements with various investor relations firms and business development service firms in exchange for fees and/or common shares of the Company to be issued subsequent to year end. Compensation for such services is to be expensed over the respective terms of the agreements, as services are rendered.

In March 2011, Devon James Associates , Inc. and Colleen Aylward  (the “Plaintiffs”) purport to have allegedly served the Company with a summons and complaint. The complaint does not appear to have been filed in any court. The complaint raises a variety of claims including breach of contract, violation of the Washington State Consumer Protection Act and unjust enrichment. The Plaintiffs allege that damages are in excess of $ 177,000 with interest, fees and costs accruing there upon. The Company believes it has meritorious defenses and intends to vigorously defend this litigation if the complaint is filed.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

11.   Unearned revenue

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

12.   Shareholders’ equity

The authorized capital of the Company consisted of: (i) 300,000,000 common shares (as amended on March 25, 2010), 147,732,455 shares of which were issued and outstanding at December 31, 2010 and (ii) 20,000,000 shares of preferred stock of the Company, which have been designated as Series B Preferred Stock (“Series B Preferred”), with 2,329,905 issued at December 31, 2010. The common shares issued to the former stockholders of AIS become free trading shares one year following the completion of the merger.

2005 Shareholder Transactions

Issuance of Common Shares for Cash

From the date of inception, December 7, 2005 to December 31, 2005, the Company issued 1,312,698 (pre conversion - 1,370,720) common shares for $0.25 per common share and received total proceeds of $342,680.

Issuance of Common Shares for Intellectual Property from a related party

On December 9, 2005, 19,153,414  (20,000,000 pre conversion) common shares were issued to Dynamic pursuant to the Intellectual Property Agreement.

2006 Shareholder Transactions

Issuance of Common Shares for Cash

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

12.  Shareholders’ equity (continued)

From January 1, 2006 to March 9, 2006, the Company issued 699,100 (pre conversion - 730,000) common shares for $0.25 per share and received total proceeds of $182,500.

From March 10, 2006 to October 26, 2006, the Company issued 5,289,981 (pre conversion -5,523,800) common shares for $0.50 per share and received total proceeds of $2,761,900.

From October 27, 2006 to December 31, 2006, the Company issued 529,592 (pre conversion - 553,000) common shares for $1.00 per common share and received total proceeds of $553,000.

Issuance of Common Shares for Intellectual Property from a related party

On October 11, 2006, 7,661,365 (pre conversion - 8,000,000) common shares were issued to Dynamic pursuant to the Intellectual Property Agreement, as amended.

Issuance of Common Shares upon the exercise of stock options.

In 2006, the Company issued 162,804 (pre conversion - 170,000) shares pursuant to the exercise of stock options for total proceeds of $42,500.

2007 Shareholder Transactions

Issuance of Common Shares for Cash

From March 1, 2007 to June 7, 2007, the Company issued 5,729,169 (pre conversion - 5,982,400) common shares for $1.00 per share and received total proceeds of $5,982,400.

From September 7, 2007 to December 31, 2007, the Company issued 534,859 (pre conversion - 558,500) common shares for $5.00 per share and received total proceeds of $2,792,500.

2008 Shareholder Transactions

Issuance of Common Shares for Cash

From February 6, 2008 to May 13, 2008, the Company issued 1,514,428 (pre conversion - 1,581,366) common shares for $5.00 per common share and received total proceeds of

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

12.   Shareholders’ equity (continued)

$7,906,830. From May 23, 2008 to May 28, 2008, the Company issued 103,776 (pre conversion - 108,363) common shares for $5.00 per common share and received total proceeds of $541,815.

Issuance of Common Shares for Intellectual Property from a related party

In May 2008, 1,915,341 (pre conversion - 2,000,000) common shares were issued to Dynamic, pursuant to the Intellectual Property Agreement, as amended. The shares were returned as cancelled in 2009 pursuant to the cancellation of the further amendment.

Series A Preferred Stock

In 2008, the Company declared a dividend on its common shares in the form of the issuance of 2,329,905 Series A preferred shares to each record holder of common shares as of May 30, 2008. For each 20 common shares then-held by such holder the holder is entitled to one preferred share. The preferred shares (1) entitle the holder thereof to four hundred (400) votes on all matters submitted to a vote of the stockholders of the Company; (2) are not convertible into common shares; (3) may not be transferred except in accordance with applicable Securities Laws; (4) may be redeemed by the Company at any time for a per share redemption price of $0.001; (5) has a liquidation preference of $0.001 per share; and (6) other than with respect to such liquidation preference, does not share in the assets of the Company upon a liquidation.  Other than voting and liquidation rights, the Series A preferred shares have no other material rights or preferences and have nominal economic value.

Issuance of Common Shares upon the exercise of stock options.

In May 2008, the Company issued 19,153 (pre conversion - 20,000) common shares upon the exercise of options and received total proceeds of $20,000.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

12.  Shareholders’ equity (continued)

2008 Shareholder Transactions (Contd.)

Stock Warrants

In the fourth quarter of 2008, the Company authorized 700,000 common shares to be reserved for issuance pursuant to the potential exercise of warrants to purchase common shares pursuant to the Company’s closed offering of up to $3,500,000 in aggregate principal amount of indebtedness. As at December 31, 2008 489,772 (pre conversion - 511,420) common share warrants were issued of which 29,707 (pre conversion - 31,020) were converted to common shares, leaving in 480,400 outstanding. During the first quarter of 2009, an additional 145,000 warrants were issued in conjunction with an increase in the notes payable of $725,000.

Shareholder Side Agreement

The Company entered into a contractual agreement (the “Side Letter”), dated February 15, 2008 with Merus Capital I LP (“Merus”) in connection with a certain purchase by Merus of Company common shares (“Shares”) whereby Merus obtains the contractual right to: (i) access to the Company’s books and records; (ii) notice of certain transfers of the Company’s common stock (“Transfers”); (iii) the right to participate in such Transfers; (iv) the right to participate in future offerings, if any, of the Company’s preferred stock and (v) anti-dilution protection regarding certain shares issuances by the Company.  The Side Letter terminates the earlier of: (a) Merus holding less than 500,000 common shares of the Company; (b) immediately prior to the Company completing an initial public offering; (c) the date the Company first becomes subject to reporting requirements under Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended; and (d) a reorganization, merger or consolidation of the Company or a sale, lease or other disposition of all or substantially all of the assets of the Company pursuant to which the Company receives cash or publicly tradable securities in exchange for the Shares. Pursuant to this Side Agreement, Merus was issued 3,000,000 common share warrants of the Company at nominal consideration for anti-dilution. The Company is not required to issue any further warrants in the future in respect of the anti-dilution clause contained in this Side Letter.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

12.  Shareholders’ equity (continued)

2009 Shareholder Transactions

Issuances of Common Shares for Cash

From January 2009 to June 2009, the Company issued 552,256 (pre conversion - 576,666) common shares at $0.75 per share for total consideration of $ 432,499 of which $432,499 was received in cash.

From September 2009 to December 2009, the Company issued 14,679,904 (pre conversion - 15,328,760) common shares at $0.10 per share for total consideration of $1,532,876 of which $1,333,466 was received in cash and $199,410 was received in services.

From October 2009 to December 2009, the Company offered for sale shares to potential investors at $0.25 per share. Under this program the Company issued 3,972,480 (pre conversion - 4,148,065) common shares for total consideration of $1,037,016 of which $725,000 was received in cash and $312,016 was received in services.

Issuance of Common Shares in Exchange for Notes Payable

In March 2009, the Company offered holders of 8% notes payable the right to exchange their debt for common stock at the then market value of $0.75 per share. From March 2009 to May 2009, $1,734,328 of note holders opted into this program and the Company issued 2,214,553 (pre conversion - 2,312,437) Common shares.

Issuance of Common Shares pursuant to ant-dilution agreements

In 2009, the Company reserved 6,459,189 (pre conversion - 6,744,687) common shares for the issuance of common share warrants. The warrants were issued to all common shareholders who previously acquired common stock in excess of $1.25 per share. All warrants were converted to common shares as at December 31, 2009.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

12.  Shareholders’ equity (continued)

Issuance of Common Shares to management and consultants for services

In April 2009, the Company reserved 4,309,518 (pre conversion - 4,500,000) common shares for restricted stock awards. The common shares were granted to management and consultants for services rendered. In respect of 3,500,000 shares, 50% of such common shares vested on April 7, 2009 with 5% vesting at the end of each month commencing at the end of April 2009. In respect of the remaining 1,000,000 shares all such shares vested on June 6, 2009. The Company valued these share at the market value of $0.75 per share and recorded additional stock based compensation expense in the statement of operations of $3,219,482.

In October 2009, the Company issued 4,788,353 (pre conversion - 5,000,000) common shares. The common shares were granted to consultants, directors, and management for services rendered. The Company valued these shares at market value of $0.10 per share and recorded a additional stock based compensation expense in the statement of operations of $500,000.

Cancellation of Common Shares pursuant to rescission of amended Intellectual Property Agreement

In 2009, the Company cancelled 1,915,341 (pre conversion - 2,000,000) common shares previously issued to Dynamic in conjunction with the rescission of the amendment of the Intellectual Property Agreement dated in May 2008, as described in Note 7.

Common Shares reserved for Issuance of Common Stock Warrants

In 2009, the Company reserved 10,640,586  common shares (pre-conversion) for the issuance of common stock warrants. The warrants were issued in conjunction with the raising of short term notes totaling $5,782,100. These warrants have a strike price of $0.001 and expire at the earlier of a public listing, and a corporate reorganization.  In 2010, 4,906,239 shares were issued in connection with the exercise of warrants.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

12.  Shareholders’ equity (continued)

Exchange Right Agreement

On January 28, 2010, the Company and Merus Capital I, L.P. (“Merus”) entered into an exchange right agreement (the “Agreement”), whereby Merus provided funding to the Company in exchange for, amongst other things, a right in liquidation for Merus to exchange common shares held by Merus at the time of the conversion (“Merus Securities”) into an unsecured promissory note with aggregate principle up to $5,000,000 paying interest at a rate of 5.00% per annum.  The  Agreement terminates on the date that is the earlier of: (i) 36 months following a Going Public Transaction (as defined in the Agreement); (ii) Merus receiving the Note after exercising their rights under the Agreement; and (iii) Merus transferring any of the Merus Securities without the prior authorization of the Company. Management has reviewed the terms of the exchange right agreement and has determined that permanent equity classification is appropriate because all conditions under which the exchange right could be enforced are solely within the control of the Company.

2010 Shareholder Transactions

From January 1, 2010 to February 28, 2010, the Company issued 1,781,267 common shares for gross proceeds of $465,000.

From March 1, 2010 to March 19, 2010, the Company issued 10,651,151 common shares for gross proceeds of $912,193 and subscription receipts of $191,534.

On March 19, 2010, AISystems, Inc., formerly Wolf Resources Inc. (the “Company”) acquired Airline Intelligence Systems Inc.(“AIS”), a development stage company based in the State of Washington, focused on software development for the airline industry. In accordance with the Share Exchange Agreement, each issued and outstanding common share of AIS was converted for 0.95767068 common share of the Company and each issued and outstanding Series A preferred share of AIS was converted for one Series B preferred share of the Company.  As a result of the transaction, the business is no longer considered to be a shell company for reporting purposes.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

12.  Shareholders’ equity (continued)

The transaction was accounted for by the Company as a reverse merger. For accounting purposes, AIS was the acquirer in the reverse merger transaction, and consequently, the financial results have been reported on a historical basis as if AIS had acquired the Company. As the acquisition of the net monetary liabilities of the Company did not constitute a business, the transaction was accounted for as a reverse merger (i.e. capital transaction). Accordingly, the Company has reflected the issuance of  38,754,000 shares for the total net monetary liabilities of the shell company in the amount of $52,990 in the consolidated statement of changes in stockholders' equity.

During the 2010, the Company has entered into various service agreements in exchange for common shares. Shares issued during 2010 are 7,303,745. The Company accounts for these issuances for services based on the trading price of the shares on the date the shares are issued. The amounts are then expensed over the terms of the contracts.

 13.  Income taxes

The Company has made no provision for income taxes for the years ended December 31, 2010, 2009 and 2008 as the Company has incurred net losses. Based on statutory rates, the Company's expected income tax benefit based on the accounting loss for the years ended December 31, 2010, 2009, 2008 and the period from December 7, 2005 (inception) to December 31, 2010 would be approximately $2,362,027, $5,982,752, $5,516,809, and $3,123,595, respectively.

Income tax benefit differs from the expected statutory taxes of the Company, and its foreign subsidiaries, at the rate of 33.7% (2009: 34.2%, 2008: 34.2%) as follows:

	2010	2009	2008
Expected income tax benefit	2,362,027	5,982,752	5,516,809
Stock based compensation	(182,139)	(1,989,743)	(1,283,934)
Other permanent items	(142,819)	(964,441)	(252,561)
Other	39,225	19,432	22,200
Change in valuation allowance	(2,076,294)	(3,048,000)	(4,002,515)
Actual income tax benefit	-	-	-

The deferred tax consequences of differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors and noted that the realization of the future tax benefit is uncertain. Accordingly, the Company has recorded a valuation allowance to reduce the deferred tax asset for financial reporting purposes, which primarily consists of the following:

	2010	2009
Net operating loss carry-forwards	10,802,072	9,507,916
Temporary differences	1,184,217	402,078
Less: valuation allowance	(11,986,288)	(9,909,994)
Net deferred income tax asset	-	-

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

The Company’s subsidiaries operate in Canada and are therefore subject to the Canadian tax laws and regulations. The Canadian combined federal and provincial statutory income tax rate is 31.0% (2009: 33.0%, 2008: 33.5%).  The Company has net operating loss carry-forwards, including from its Canadian subsidiaries, which are available to offset future taxable income. At December 31, 2010, the Company has U.S. accumulated net operating  loss carry-forwards of approximately $25,477,000, due to expire beginning 2025, and Canadian accumulated net operating loss carry-forwards of $6,007,000, due to expire beginning 2027.

The Company does not have an accrual for uncertain tax positions as of December 31, 2010, and 2009.

14.  Stock option plans

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

The Board of Directors administers the Company’s Plans. The exercise prices of the options granted are determined by the Board of Directors and are generally established at the estimated market value of the Company’s common shares at the date of grant. The Board of Directors determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. Options are granted with terms not to exceed five years under the 2005 Plan and 10 years under the 2008 Plan.

The fair value of each option award is estimated on the date of grant using a Black Scholes option pricing model using the assumptions as disclosed herein. The expected volatility is based on similar public entities for which share price information is available.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

14.  Stock option plans (Contd.)

The Company uses historical data to estimate option exercise and employee termination to determine the appropriate inputs to the model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

For those option awards that have performance conditions, the fair value is estimated on the date of grant using the same model and assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options’ fair value are the same as those noted for options granted without performance conditions.

Stock Plan Curtailment/Modification in 2007

On June 11, 2007, the Company modified its 2005 Stock Option Plans to amend certain rights and obligations of the stock options plans. In accordance with FASB ASC 718 (SFAS 123R), the Company has accounted for these changes as a Plan Curtailment/Modification. To implement the change from an accounting standpoint, the Company is deemed to have effectively repurchased the original award and issued a new award at the time of the Plan Curtailment/Modification. Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The modifications to the plan included amongst other things and allowed the following:

•	Right to exercise – the option holder now has the right to exercise the option after vesting (no longer dependent on a triggering event).
•	Stock-split – the options will now be automatically adjusted to reflect the impact of a stock-split or stock-consolidation.
•	Upon termination, the holder has 90 days to make a decision to either exercise or forfeit any vested options; previously there was no timeline.
•	First right of refusal (terminated employees) – The Company has the first right of refusal to buy back the share of any terminated employees, executed at fair value.
•	First right of refusal (share transfers) – The Company has the first right of refusal to buy back the share of any proposed share transfers, executed at fair value.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

14.  Stock option plans (Contd.)

In December 2009, the Company undertook a re-pricing of stock options outstanding under the 2005 Employee stock Plan, the 2008 Employee stock option plan and with non-plan options, whether vested or unvested to the lessor of (i) $0.75 per option and (ii) the current conversion price, provided the optionee had a continuing involvement with the Company at the time of the re-pricing. An amount of 2,208,750 options were re-priced from the various Stock Option Plans under this re-pricing.

In April 2009, the Company issued 2,285,000 of stock options with a strike price of $0.75 per share.

In October 2009, the Company granted 1,825,000 stock options at a strike price of $0.10 per common share to management and advisors with vesting over key future performance milestones.

In December 2009, the Company undertook a re-pricing of stock options outstanding under the 2005 Employee stock Plan, the 2008 Employee stock option plan and with non-plan options, whether vested or unvested to the lessor of (i) $0.25 per option  and (ii) the current conversion price, provided the optionee had a continuing involvement with the Company at the time of the re-pricing. An amount of 4,091,500 options were re-priced from the various Stock Option Plans under this re-pricing.

In 2010, the Company granted 5,871,025 stock options with strike prices ranging from  $0.25 to $0.50 per common share to management and advisors with vesting over key future performance milestones.

The Company has recorded stock based compensation expense, relating to the stock options and restricted stock awards, of $530,863, $5,799,309, $3,742,156 and $27,551,609 for the years ended December 31, 2010, 2009, 2008 and the period from December 7, 2005 (inception) to December 31, 2010 respectively.

(A)  Consolidated Schedule of Stock Option Plans

A summary of the Company’s stock options from December 7, 2005 (inception) to December 31, 2010 is presented below:

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

	Shares under option	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at December 7, 2005 (inception)
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Outstanding at December 31, 2005	-	$-	-	$-

Granted	2,443,750	$0.66	4.20	$0.17
Exercised	(85,000)	$0.50	-	$-
Forfeited	(187,500)	$0.97	-	$0.25
Outstanding at December 31, 2006	2,171,250	$0.64	4.20	$0.17
Exercisable at December 31, 2006	-	$-	-	$-

Granted - plan modification	4,230,000	$0.33	3.15	$4.61
Exchanged - plan modification	(2,171,250)	$0.64	-	$0.17
Granted	822,500	$2.74	4.53	$1.02
Exercised	-	$-	-	$-
Forfeited	(125,000)	$1.96	-	$0.51
Outstanding at December 31, 2007	4,927,500	$0.69	3.36	$4.09
Exercisable at December 31, 2007	3,572,250	$0.36	3.14	$4.54

Granted	2,760,250	$5.69	6.19	$1.65
Exercised	(20,000)	$1.00	-	$-
Forfeited	(349,000)	$1.98	-	$0.19
Outstanding at December 31, 2008	7,318,750	$2.53	4.60	$3.43
Exercisable at December 31, 2008	4,499,873	$0.51	1.88	$4.23

Granted	4,755,000	$0.25	9.48	$0.10
Exercised	-	$-	-	$-
Cancelled	(1,185,000)	$0.25	-	$1.04
Forfeited	(1,485,750)	$0.24	-	$1.94
Outstanding at December 31, 2009	9,403,000	$0.25	5.20	$2.18
Exercisable at December 31, 2009	6,144,331	$0.25	5.00	$2.54

Outstanding at December 31, 2009 (post conversion)	9,004,977	0.26	5.20	2.18
Exercisable at December 31, 2009 (post conversion)	5,884,246	0.26	5.00	2.54

Granted	5,871,025	$0.27	9.23	$0.07
Exercised	-	$-	-	$-
Cancelled	(3,607,784)	$0.26	-
Forfeited	-		-
Outstanding at December 31, 2010	11,268,218	$0.27	5.80	$1.67
Exercisable at December 31, 2010	9,168,806	$0.27	5.02	$1.86

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

14.     Stock option plans (Contd.)

A summary of the status of the Company’s non-vested options from December 7, 2005 (inception) to December 31, 2010 is as follows:

Non-vested Options	Shares

Non-vested at December 31, 2006	2,171,250

Granted in 2007	5,052,500
Vested	(3,572,250)
Exchanged	(2,171,250)
Forfeited	(125,000)
Non-vested at December 31, 2007	1,355,250

Granted in 2008	2,760,250
Vested	(927,623)
Exercised	(20,000)
Forefeited	(349,000)
Non-vested at December 31, 2008	2,818,877

Granted in 2009	4,755,000
Vested	(1,644,458)
Exercised	-
Cancelled	(1,185,000)
Forefeited	(1,485,750)
Non-vested at December 31, 2009	3,258,669

Non-vested at December 31, 2009	3,120,731
(post conversion)
Granted in 2010	5,871,025
Vested	(3,284,560)
Exercised
Cancelled	(3,607,784)
Forefeited
Non-vested at December 31, 2010	2,099,412

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

14.  Stock option plans (Contd.)

The total fair value of stock options granted to all employees and directors that vested during the years ended December 31, 2010, 2009, 2008 and the period from December 7, 2005 (inception) to December 31, 2010 was $364,155, $617,612, $2,418,757 and $16,803,552, respectively. Since inception no employee stock options have been exercised. The intrinsic value of options outstanding and exercisable at December 31, 2010, 2009, 2008 and 2007 was $nil, $nil, $1,079,969 and $16,575,240, respectively.

(a) Employee and Director stock options:

Activity in the Company’s stock options – granted to employees and directors from December 7, 2005 (inception) to December 31, 2010 was as follows:

	Options	Weighted Average
		Exercise Price

Outstanding, January 1, 2006	-	-
Granted	1,955,500	$0.67
Forfeited	(187,500)	$0.97
Exercised	-	$-

Outstanding, December 31, 2006	1,768,000	$0.64

Exercisable, December 31, 2006	-	$-

Granted - plan modification	3,423,500	$0.33
Exchanged - plan modification	(1,768,000)	$0.64
Granted	566,000	$2.43
Forfeited	(125,000)	$1.96
Exercised	-	$-

Outstanding, December 31, 2007	3,864,500	$0.58

Exercisable, December 31, 2007	2,674,500	$0.28

Granted	895,250	$6.54
Forfeited	(334,000)	$1.84
Exercised	-	$-

Outstanding, December 31, 2008	4,425,750	$1.70

Exercisable, December 31, 2008	3,103,083	$0.33

Granted	1,015,000	$0.26
Forfeited	(1,485,750)	$0.24
Exercised	-	$-

Outstanding, December 31, 2009	3,955,000	$0.25

Exercisable, December 31, 2009	3,133,166	$0.25

Outstanding at December 31, 2009 (post conversion)	3,787,588	$0.26
Exercisable at December 31, 2009 (post conversion)	3,000,541	$0.26

Granted	3,329,070	$0.26
Forfeited	(1,079,534)	$0.26
Exercised	-	$-

Outstanding, December 31, 2010	6,037,124	$0.26

Exercisable, December 31, 2010	4,560,408	$0.26

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

14.  Stock option plans (Contd.)

The fair value of employees and directors stock options was estimated using the Black-Scholes option pricing model with the assumption that no dividends are to be paid on common shares, a volatility range for the Company’s share price of 20% to 250% (2009 – 20%), a weighted average risk free interest rate of 2.5% (2009 – 2.5%) over an expected term of 5 years (5 years).

(b) Stock option to consultants:

The activity in the Company’s stock options granted to consultants from December 7, 2005 (inception) to December 31, 2010 were as follows:

	Options	Weighted Average
		Exercise Price

Outstanding, January 1, 2006	-	-
Granted	228,250	$0.64
Exercised	(25,000)	$0.50
Forfeited	-	$-
Outstanding, December 31, 2006	203,250	$0.66

Exercisable, December 31, 2006	-	$-

Granted - plan modification	406,500	$0.33
Exchanged - plan modification	(203,250)	$0.66
Granted	245,000	$3.42
Exercised	-	$-
Forfeited	-	$-

Outstanding, December 31, 2007	651,500	$1.08

Exercisable, December 31, 2007	486,250	$0.59

Granted	1,435,000	$5.37
Exercised	(20,000)	$1.00
Forfeited	(15,000)	$5.00

Outstanding, December 31, 2008	2,051,500	$4.21

Exercisable, December 31, 2008	935,290	$2.74

Granted	3,740,000	$0.25
Exercised	-	$-
Cancelled	(1,185,000)	$0.75

Outstanding, December 31, 2009	4,606,500	$0.25

Exercisable, December 31, 2009	2,549,665	$0.25

Outstanding at December 31, 2009 (post conversion)	4,411,510	$0.26
Exercisable at December 31, 2009 (post conversion)	2,441,739	$0.26

Granted	1,991,955	$0.26
Exercised
Cancelled	(2,528,251)	$0.26

Outstanding, December 31, 2010	3,875,214	$0.26

Exercisable, December 31, 2010	3,664,317	$0.26

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

14.  Stock option plans (Contd.)

The fair value of stock options granted to consultants was estimated using the Black-Scholes option pricing model with the assumption that no dividends are to be paid on common shares, a volatility range for the company’s share price of 20% to 250% (2009 – 20%), a weighted average risk free interest rate of 2.5% (2009 – 2.5%) over an expected term of 5 years (2009 – 5 years).

During 2008, 20,000 of the consulting stock options were exercised for cash proceeds of $20,000. In 2007, no consulting stock options were exercised. In 2006, 25,000 (50,000 post split) of the consulting stock options were exercised for cash proceeds of $12,500. In 2005 no consulting stock options were exercised.

(c)   Non plan options:

The activity in the Company’s stock options granted to consultants from December 7, 2005 (inception) to December 31, 2010 were as follows:

	Options	Weighted Average
		Exercise Price

Outstanding, January 1, 2006	-	-
Granted	260,000	$0.64
Forfeited	-	$-
Exercised	(60,000)	$0.50

Outstanding, December 31, 2006	200,000	$0.66

Exercisable, December 31, 2006	-	$-

Granted - plan modification	400,000	$0.32
Exchanged - plan modification	(200,000)	$0.66
Granted	11,500	$3.42
Forfeited	-	$-
Exercised	-	$-

Outstanding, December 31, 2007	411,500	$0.59

Exercisable, December 31, 2007	411,500	$0.59

Granted	430,000	$5.00
Forfeited	-	$-
Exercised	-	$-

Outstanding, December 31, 2008	841,500	$2.75

Exercisable, December 31, 2008	461,500	$0.89

Granted	-	$-
Forfeited	-	$-
Exercised	-	$-

Outstanding, December 31, 2009	841,500	$0.25

Exercisable, December 31, 2009	461,500	$0.25

Outstanding at December 31, 2009 (post conversion)	805,880	$0.26
Exercisable at December 31, 2009 (post conversion)	441,965	$0.26

Granted	550,000	$0.38
Forfeited	-	$-
Exercised	-	$-

Outstanding, December 31, 2010	1,355,880	$0.31

Exercisable, December 31, 2010	944,081	$0.33

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

14.  Stock option plans (Contd.)

(c) Non-plan options:

The fair value of the non-plan stock options was estimated using the Black-Scholes option pricing model with the assumption that no dividends are to be paid on common shares, a weighted average volatility factor for the company’s share price of 20.0%, a weighted average risk free interest rate of 4.5% over an expected term of 5 years.

In 2006, 60,000 (120,000 post split) of the non-plan stock options were exercised for cash proceeds of $30,500. In 2009, 2008, 2007 and 2005 no non plan stock options were exercised.

In 2006, the Company adopted a non-qualified stock option plan in connection with the engagement of Access Alternative Group S.A. as a consultant of the Company.  Since adoption, the plan provided for a grant of 450,000 non-qualified stock options for Access Alternative Group S.A.  As of December 31, 2010, there were options to purchase 450,000 shares (2009 – 450,000) outstanding, 400,000 were fully vested (2009 – 400,000). No options were exercised; vesting is at the sole discretion of the Board of Directors.

In 2006, the Company adopted a non-qualified stock option plan in connection with the engagement of Interior Expressions Inc. as a consultant of the Company.  The plan provided for a grant of 60,000 non-qualified stock options for Interior Expressions Inc.  In 2007, the options to purchase the 60,000 shares were exercised and common shares were issued.

In 2007, the Company adopted a non-qualified stock option plan in connection with the engagement of Investcan Inc. as a consultant of the Company.  The plan provided for a grant of 7,500 non-qualified stock options.  As of December 31, 2010, there were options to purchase 7,500 outstanding and fully vested (2009 – 7,500). No options have been exercised and no stock options remain unvested.

In 2007, the Company adopted a non-qualified stock option plan in connection with the engagement of WSFP, LLC. as a consultant of the Company.  The plan provided for a grant of 4,000 non-qualified stock options.  As of December 31, 2010, there were options to purchase 4,000 outstanding and fully vested (2009 – 4,000). No options have been exercised and no stock options remain unvested.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

14.  Stock option plans (Contd.)

(c)   Non plan options:

In 2008, the Company adopted a non-qualified stock option plan in connection with the engagement of Mr. Melman as a consultant of the Company.  The plan provided for a grant of 300,000 non-qualified stock options.  As of December 31, 2010, there were options to purchase 300,000 outstanding and unvested. Vesting is linked to specific future events.

In 2008, the Company adopted a non-qualified stock option plan in connection with the engagement of Mr. Spring as a consultant of the Company.  The plan provided for a grant of 80,000 non-qualified stock options.  As of December 31, 2010, there were options to purchase 80,000 outstanding and unvested.

In 2010, the Company adopted a non-qualified stock option plan in connection with the engagement of SDN TT&H Consulting, LLC as a consultant of the Company.  The plan provided for a grant of 150,000 non-qualified stock options.  As of December 31, 2010, there were options to purchase 150,000 outstanding and vested.

In 2010, the Company adopted a non-qualified stock option plan in connection with the engagement of Mika Laine as a consultant of the Company.  The plan provided for a grant of 400,000 non-qualified stock options.  As of December 31, 2010, there were options to purchase 400,000 outstanding and vested.

15.  Financial instruments

The Company, as part of its operations, carries a number of financial instruments. It is management’s opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments except as otherwise disclosed.

The Company’s financial instruments, including accounts payable and accrued liabilities are carried at values that approximate their fair values due to their relatively short maturity periods.

AISYSTEMS, INC. (formerly Wolf Resources Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

16.  Subsequent Events

(A) Common shares

From January to March 2011, the Company issued 3,638,019 common shares in exchange for debt in the amount of $ 502,184.

From January to March 2011, the Company issued 1,240,000 common shares and received total proceeds of $ 231,000.

From January to March 2011, the Company issued 295,406 common shares for proceeds of $55,676 received in 2010.

(B) Issuance of Stock Options

The company issued 2,400,000 fully vested options to employees with a strike price of $0.25.

The company issued 200,000 fully vested options to consultants with a strike price of $0.20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management,  we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2010. Based on this evaluation, our management has concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting as of December 31, 2010. Based on this assessment, Management concluded that the Company’s internal controls were not effective and contain some deficiencies, in part as a result of the  weaknesses as discussed below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Management’s Discussion of Weakness

Management of the Company takes very seriously the strength and reliability of the of the internal control environment for the Company. During 2011, the Company intends to undertake steps necessary to improve the control environment that include:

•
Strengthening the effectiveness of corporate governance by hiring a new CFO.

Assigning additional members of the Management team to assist in preparing and reviewing the ongoing financial reporting process.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve these controls.

Changes in Internal Controls Over Financial Reporting

The Company has continued to take remediation steps discussed in Management’s Discussion of Weakness above to enhance its internal control over financial reporting and reduce control deficiencies. We will continue to work on the elimination of control weaknesses and deficiencies noted. We believe the steps taken thus far to enhance our internal control over financial reporting have reduced or controlled prior deficiencies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of December 31, 2010, the names and ages of all of our directors and executive officers; and all positions and offices held.  The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position	Present Position Held Since

Stephen Johnston	46	President, Chief Executive Officer and Chief Financial Officer	1/22/10

Steven Frankel	68	Director	3/19/10

James Beatty	66	Director	3/19/10

David Greenberg	52	Director	11/2/10

Charles Mawby	51	Senior Vice President, Marketing	1/1/10

Family Relationships

There are no family relationships between any of the Company’s directors or officers.

Business Experience

The following summarizes the occupation and business experience of our officers and directors:

Stephen Johnston, President, Chief Executive Officer and Chief Financial Officer

Mr. Johnston is the business force that has driven AISystems since inception. His expertise in financing, team building and customer acquisition is evidenced by the success AISystems has had to date. He is an entrepreneur who has founded a number of private and publicly-traded companies in the telecommunications and healthcare sectors. Previously, Stephen was the President and CEO of Genetic Diagnostics Inc., a pioneer in the detection of genetic anomalies. He holds a B.Eng. in Mechanical Engineering from the Technical University of Nova Scotia and a B.Sc. in Mathematics & Physics from Mount Allison University.

Steven Frankel, Director

Steven has served in top-level executive positions in the medical diagnostics industry over a 30-year period.  He is currently CEO of ACON Laboratories, Inc. a leading company in the medical diagnostics market, and served as its President from 2004 to 2006. From October 2006 to October 2008 he was with Accumetrics Inc. a privately held medical device company where he held the position of CEO and board member until rejoining ACON. Prior, he was Principal of Frankel Merchant Group and advised healthcare companies regarding business strategy, mergers, and acquisitions. From 1992 to 1998 he was CEO of Quidel Corporation, a manufacturer of physicians’ office diagnostic tests. Steven spent a large portion of his career as President of various divisions of Becton, Dickinson and Company, a Fortune 500 company, from 1979 to 1992. Mr. Frankel attended the Executive Program at Stanford University and received his BA in Philosophy with Honors from Clark University.

James Beatty, Director

James is the President and founder of Trinity Corporation, an independent merchant bank located in Toronto focused on providing growth capital to small and medium-sized companies that has completed over 150 deals valued at almost $1 billion since 1982.

With over thirty years experience in the investment industry, James has served in top-level positions on more than 30 company boards in Canada and the United States. He has customarily chaired the Audit Committee or Compensation Committee, and he presently sits on three company boards.

Since May 2006, James has served as the Executive Chairman of Consorteum Holdings, an electronic transaction processing and management services company in the financial services, payment and transaction processing industries. From January 2005 to the present, he has also been the Chairman of Canary Resources Inc., a U.S. publicly traded coal bed methane company. From March 2006 until June 2008, he served as Chairman of First Metals Inc., a Canadian base metals producer listed on the Toronto Stock Exchange.  From June 2007 to the present, James has been Chairman of Bronte Renewables Group S.A. a private renewable merchant bank.

James earned a MBA and MA from the University of Toronto. He is past president of the Association for Corporate Growth and is a frequent guest lecturer at York University and the University of Toronto.

Mr. Beatty qualifies as an audit committee financial expert under Item 407(d)(5)(ii) and (iii) of Regulation S-K.

Dr. David Greenberg, Director

Dr. Greenberg is a medical and business professional with nearly 20 years of experience in advising private and publically traded corporations and organizations. Through his consulting company, D Dave HealthCare Solutions, Dr. Greenberg provides valuable insight into the beliefs, values and behaviors of consumers and businesses and uses this understanding to facilitate and develop highly effective public relations, sales and marketing strategies.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2010. The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the year ended December 31, 2010, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Stephen C. Johnston, President, Chief Executive Officer, Chief Financial Officer and Director (Note 1)	2010	$342,712	$200,000	0	$48,750	0	0	0	$591,462

Charles Mawby, Senior Vice President of Marketing	2010	$150,098			$42,154				$192,252

Note 1:  The compensation amounts include amounts accrued but not necessarily paid during the year.  The amount actually paid for the year to Stephen Johnston was $74,300.

Option Grants Table. There were 1,340,000 individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through December 31, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2010, by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Contracts

On September 22, 2010, the Company appointed Andrae J. Marrocco to the position of Vice President & General Counsel.  Subsequent to year end, Andrae J. Marrocco has resigned from his position of Vice President & General Counsel.

Stock Option Grants

There were 1,340,000 stock options granted on common shares in fiscal year 2010, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.

Stock Option Exercised

There were no stock options exercised on common shares in fiscal year 2010, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

None

Aggregated Option Exercises and Fiscal Year-End Option Values

None

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Pension Benefits Table

None

Nonqualified Deferred Compensation Table

None

All Other Compensation Table

None

Perquisites Table

None

Potential Payments Upon Termination Or Change In Control Table

None.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 28, 2011, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

The address of each owner who is an officer or director is c/o the Company at 55 University Avenue, Suite 910, Toronto, Ontario, Canada M5J 2H7.

Title of Class	Name of Beneficial Owner (1)	Number of shares	Percent of Class (2)
Common	Dynamic Intelligence Inc	27,044,620	18%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(2)	Based on 153,239,213 common shares issued and outstanding as of March 28, 2011.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

DESCRIPTION OF SECURITIES

Upon consummation of the Merger, 90,714,523 of the Company’s Common Stock was issued and outstanding on a fully diluted basis with a par value of $0.001 per common share and 1,692,240 shares of the Company’s Series B preferred stock issued and outstanding.

(a) Common Shares.   Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters. Our bylaws provide that elections for directors shall be by a plurality of votes. Stockholders do not have preemptive rights to purchase shares in any future issuance of our common stock. Upon our liquidation, dissolution or winding up, and after payment of creditors and preferred stockholders, if any, our assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock.

The holders of shares of our common stock are entitled to dividends out of funds legally available when and as declared by our board of directors. Our board of directors has never declared a cash dividend and does not anticipate declaring any dividend in the foreseeable future. Should we decide in the future to pay dividends, as a holding company, our ability to do so and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. In the event of our liquidation, dissolution or winding up, holders of our common stock are entitled to receive, ratably, the net assets available to stockholders after payment of all creditors and preferred stockholders.

(b) Preferred Stock.

Series A Preferred Stock.  Each Series A Preferred Stock has a liquidation preference of $0.10, has no voting rights, is convertible at the option of the holder into 40 shares of the Company’s common stock, and is entitled to noncumulative dividends when, if and as declared by the board of directors, at 6% of its par value per annum in preference to any dividends of the Company’s common stock.  In the event that dividends are declared on the common stock, each share of Series A Preferred stock is entitled to receive a dividend equal to 40 times the dividend per share of common stock. Currently there are no Series A Preferred Shares issued and outstanding.

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

On May 28, 2008, the Company filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission (the "SEC") to sell up to 1,500,000 shares of Series A Preferred Stock at a price of $0.10 per share or $150,000 total in a "best efforts” self-underwriting for a period of 180 days from the effective date of the Registration Statement.

On July 28, 2008, the Registration Statement was declared effective by the SEC. On January 24, 2009, the offering was terminated; no shares were sold.

Series B Preferred Stock.  Each Series B Preferred Stock entitles the holder to 400 votes on all matters submitted to a vote of stockholders of the Company.  The holders of Series B Preferred shares are not convertible into common shares and are not entitled to receive dividends.  The holders of Series B Preferred shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of common stock or any series of preferred stock that is not expressly senior to or pari passu with the Series B Preferred Share, by reason thereof, an amount per share equal to $0.001 per share, as adjusted for stock splits, stock dividends and reclassifications.  The Series B Preferred Shares holders upon notice to the Company may have their shares redeemed subject to certain notice provisions (as described in the certificate of designation) at a redemption price of $0.001 per shares. Currently there are 2,329,905 Series B Preferred shares issued and outstanding.

 (c) Options.   In connection with the Exchange Agreement, the Company has adopted the Stock Option Plan of AISystems.  Each common share of AISystems underlying the options shall be exercisable into shares of the Company’s common stock at a rate of .95767068 shares of the Company’s common stock for each share of AISystems.

AISystems has issued stock options to employees, consultants and advisors under two Stock Option Plans, (i) The 2005 Stock Option Plan and (ii) The 2008 Stock Option Plan. AISystems has also issued Non-Plan stock options to certain consultants and advisors. AISystems’s 2005 Stock Option Plan, dated December 8, 2005 (as amended from time to time) has reserved 6,000,000 Common Shares for issuance and AISystems’s 2008 Stock Option Plan, dated May 30, 2008, has reserved 5,000,000 Common Shares for issuance. Additionally, AISystems has reserved 841,500 Common Shares for outstanding non-plan stock options.  Options are granted with terms not to exceed five years under the 2005 Plan and 10 years under the 2008 Plan.

On June 11, 2007, AISystems modified its 2005 Stock Option Plans to amend certain rights and obligations of the stock options plans. The modifications to the plan included amongst other things and allowed the following:

Right to exercise – the option holder now has the right to exercise the option after vesting (no longer dependent on a triggering event).
Stock-split – the options will now be automatically adjusted to reflect the impact of a stock-split or stock-consolidation.
Upon termination, the holder would has 90 days to make a decision to either exercise or forfeit any vested options; previously there was no timeline.
First right of refusal (terminated employees) – AISystems has the first right of refusal to buy back the share of any terminated employees, executed at fair value.
First right of refusal (share transfers) – AISystems has the first right of refusal to buy back the share of any proposed share transfers, executed at fair value.

In 2009, AISystems undertook a re-pricing of stock options outstanding under the 2005 Employee stock Plan, the 2008 Employee stock option plan and with non-plan options, whether vested or unvested to the lessor of (i) $0.75 per option and (ii) the current conversion price, provided the optionee had a continuing involvement with AISystems at the time of the re-pricing. 2,208,750 options were re-priced from the various Stock Option Plans under this re-pricing.

In April 2009, AISystems issued 2,285,000 of stock options with a strike price of $0.75 per share. In October 2009, AISystems granted 1,825,000 stock options at a strike price of $0.10 per common share to management and advisors with vesting over key future performance milestones.

In December 2009, AISystems undertook a re-pricing of stock options outstanding under the 2005 Employee stock Plan, the 2008 Employee stock option plan and with non-plan options, whether vested or unvested to the lessor of (i) $0.25 per option and the current and (ii) the current conversion price, provided the optionee had a continuing involvement with AISystems at the time of the re-pricing. 4,091,500 options were re-priced from the various Stock Option Plans under this re-pricing.

In 2010, the Company granted 6,050,000 stock options with strike prices ranging from  $0.25 to $0.50 per common share to management and advisors with vesting over key future performance milestones.

The Company has recorded stock based compensation expense, relating to the stock options and restricted stock awards, of $ 530,863, $5,799,309, $3,742,156 and $17,245,215 for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted-average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,268,218	$0.27	6,832,246
Equity compensation plans not approved by security holders
Total	11,268,218	$0.27	6,832,246

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

To the Company’s knowledge, other than Stephen Johnston and Roy Miller, each of whom and their families have an indirect beneficial interest in Dynamic Intelligence Inc. (“Dynamic”), which is, among other things, the principal stockholder of the Company and the licensor of the Company’s material intellectual property, no director, officer or employee of the Company and no entity that is an affiliate or associate of one or more of such individuals (within the meaning of applicable securities legislation):

1.
owns, directly or indirectly, any interest in (except for common stock representing less than 10% of the outstanding shares of any class or series of equity securities of any company), or is an officer, director, employee or consultant of, any person which is, or is engaged in business as, a material competitor of the Company or its business or a lessor, lessee, supplier, distributor, sales agent or customer of the Company or its business; or

2.	has any cause of action or other claim whatsoever against the Company in connection with the Company’s business.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditors, Meyers Norris Penny LLP, for professional services rendered for the audit of our annual financial statements included for the years ended December 31, 2010 and 2009 were $81,000 and $111,000, respectively.

Audit-Related Fees

For the years ended December 31, 2010 and 2009, there were no fees billed for assurance and related services by our Auditor relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the years ended December 31, 2010 and 2009, tax fees billed by our Auditor are $ 1,500 and $10,250, respectively.

All Other Fees

None

The Board of Directors has considered the nature and amount of fees billed by our Auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Meyers Norris Penny LLP  independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

31.1	Rule 1 3a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

* Incorporated by reference to Form 8-K filed on June 26, 2009.
** Incorporated by reference to Form 8-K October 1, 2009.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf  by the undersigned, thereunto duly authorized.

AISYSTEMS INC.

Date: April 14, 2011	By:	/s/ Stephen C. Johnston
Stephen C. Johnston
Chief Executive Officer Chief Financial Officer