Form 10-Q
period 2011-03-31
AISystems, Inc.
filed 2011-05-16
CIK 1328769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

AISystems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	000-52296	20-2414965
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

55 University Avenue, Suite 910 Toronto, Ontario, Canada M5J 2H7
(Address of principal executive offices) (Zip Code)

(416)-367-2544
(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                                                       Accelerated Filer ☐

Non-Accelerated Filer☐                                                          Smaller reporting company  ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 16, 2011 there were 153,613,158 shares of common stock, $0.01 par value, outstanding.

 TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 and the period from December 7, 2005 (inception) to March 31, 2011	4

	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the period from December 7, 2005 (inception) to March 31, 2011	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and the period from December 7, 2005 (inception) to March 31, 2011	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II.	Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	(Removed and Reserved)	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AISYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current
Cash
Cash	$71,571	$11,261
Restricted cash	400	200
	71,971	11,461
Prepaid expenses and other current assets	716,129	1,073,752
Total Current Assets	788,100	1,085,213

Property and equipment,net	271,552	298,349
Intellectual Property	10	10

Total Assets	$1,059,662	$1,383,572

Liabilities and Shareholders' Deficit

Current
Accounts payable and accrued liabilities	$6,159,051	$5,720,388
Notes payable to Shareholders	4,354,415	4,795,813
Current portion of Loans payable to controlling shareholder
for Intellectual Property	1,019,352	1,009,627
Deferred revenue	1,000,000	1,000,000
Current portion of equipment loan	3,828	3,828
Total Current Liabilities	12,536,646	12,529,656

Deferred lease obligation	68,264	77,791

Total Liabilities	12,604,910	12,607,447

Shareholders' Deficit
Preferred Shares (Authorized 5,000,000 with 2,400,000
designated as Series B, Issued: 2,329,905 Series B)	2,330	2,330
Common shares (Authorized: 300,000,000)
Issued March 31 2011: 153,180,880 and 2010: 147,732,455 )	153,181	147,733
Additional paid-in capital	58,118,620	57,054,133
Subscription advance (receivable)	132,630	(85,858)
Deficit accumulated during the development stage	(69,952,009)	(68,342,213)

Total Shareholders' Deficit	(11,545,248)	(11,223,875)
Total Liabilities and Shareholders' Deficit	$1,059,662	$1,383,572

AISYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2011	Three months ended March 31, 2010	For the period from December 7, 2005 (inception) to March 31, 2011

	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses

Salaries and benefits	$(506,548)	$(628,379)	$(17,311,189)
Outside Services	(485,673)	(687,945)	(12,221,996)
Travel, meals and entertainment	(40,061)	(51,319)	(2,660,816)
Office and general expense	(73,795)	(257,235)	(5,069,064)
	$(1,106,077)	$(1,624,878)	$(37,263,065)

Other expenses
Depreciation and amortization	(26,797)	(44,956)	(1,132,099)
Stock Based Compensation	(226,075)	(192,303)	(27,777,684)
	$(252,872)	$(237,259)	$(28,909,783)

Loss from operations	$(1,358,949)	$(1,862,137)	$(66,172,848)

Other income (expenses)
Interest (expense)	(205,177)	(88,618)	(3,846,497)
Interest income	-	-	114,610
Other income (expense)	(45,670)	(36,391)	(47,276)
	$(250,847)	$(125,009)	$(3,779,163)

Net loss for the period	(1,609,796)	(1,987,146)	(69,952,009)

Deficit, beginning of the period	(68,342,213)	(61,340,853)	-

Deficit, end of the period	$(69,952,009)	$(63,327,999)	$(69,952,009)

Net loss per share attributable to common stockholders

Basic and fully diluted	$(0.01)	$(0.02)

Number of weighted average
common shares outstanding
basic and diluted	151,120,449	97,423,000

AISYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’EQUITY (DEFICIT)

	Preferred stock - number of shares #	Preferred stock - amount $	Common stock - number of shares #	Common stock - amount $	Additional Paid in Capital $	Subscriptions Advanced (Receivable)	Deficit accumulated during the development stage $	Total $
Shares issued in consideration
of Intellectual Property ("IP")			19,153,414	19,153	(19,143)			10
Shares issued for cash during
the year, net of issuance costs of NIL			1,312,698	1,313	341,367			342,680
Net loss							(64,350)	(64,350)
Balance at December 31, 2005	-	-	20,466,112	20,466	322,224		(64,350)	278,340
Shares issued in consideration of IP			7,661,365	7,661	(7,661)			-
Special distribution in consideration of IP					(4,000,000)			(4,000,000)
Shares issued for cash during the year			6,518,673	6,519	3,490,881			3,497,400
Shares issued upon exercise of options			162,804	163	42,337			42,500
Stock based compensation					234,065			234,065
Net loss							(2,899,295)	(2,899,295)
Balance at December 31, 2006	-	-	34,808,954	34,809	81,846		(2,963,645)	(2,846,990)
Shares issued for cash during the year			6,264,028	6,264	8,768,637			8,774,901
Stock based compensation					17,245,216			17,245,216
Net loss							(24,382,325)	(24,382,325)
Balance at December 31, 2007	-	-	41,072,982	41,073	26,095,699		(27,345,970)	(1,209,198)
Shares issued in consideration of IP			1,915,341	1,915	(1,915)			-
Shares issued for cash during the year			1,618,204	1,618	8,447,028			8,448,646
Issuance of preferred shares	2,329,905	2,330						2,330
Dividend on common shares					(2,330)			(2,330)
Common share warrants issued in connection with debt					1,534,260			1,534,260
Shares issued in connection with exercise of warrants			29,707	30	280			310
Shares issued upon exercise of options			19,153	19	19,981			20,000
Stock based compensation					3,742,156			3,742,156
Net loss							(16,343,658)	(16,343,658)
Balance at December 31, 2008	2,329,905	2,330	44,655,387	44,656	39,835,158		(43,689,628)	(3,807,484)
Shares issued $0.75 per share for cash during the year			552,256	552	431,948			432,499
Shares issued $0.10 per share for cash during the year			14,679,904	14,680	1,518,196			1,532,876
Shares issued $0.25 per share for cash during the year			3,972,480	3,972	1,033,044			1,037,016
Consideration received for cancellation of IP					800,000			800,000
Cancellation of shares issued for IP			(1,915,341)	(1,915)	1,915			(0)
Conversion of warrants for anti dilution			6,459,189	6,459	(6,459)			0
Share issued on conversion of debt			2,214,553	2,215	1,732,113			1,734,328
Common share warrants issued in connection with debt					1,179,347			1,179,347
Stock based compensation			9,097,871	9,098	5,790,211			5,799,309
Shares issued in connection with exercise of warrants			5,248,493	5,248	(3,891)			1,357
Net loss							(17,651,225)	(17,651,225)
Balance at December 31, 2009	2,329,905	2,330	84,964,792	84,965	52,311,582		(61,340,853)	(8,941,976)
Series A shares delivered (Note 1)	(2,329,905)	(2,330)						(2,330)
Series B shares issued (Note 1)	2,329,905	2,330						2,330
Shares issued $0.25 for cash during the year			1,781,267	1,781	463,219			465,000
Shares issued $0.10 for cash during the year			8,735,810	8,736	903,457			912,193
Shares issued $0.20 for cash during the year			1,035,000	1,035	205,965			207,000
Subscriptions receivable			1,915,341	1,915	189,619	(191,534)		0
Subscriptions advances						105,676		105,676
Shares issued in connection with exercise of warrants			4,906,239	4,906	(91)			4,815
Stock-based compensation					530,863			530,863
Acquisition of Wolf Resources Inc.			38,754,000	38,754	(91,744)			(52,990)
Shares issued $ 0.45 per share for services during the year			25,000	25	11,225			11,250
Shares issued $ 0.50 per share for services during the year			1,450,000	1,450	723,550			725,000
Shares issued $ 0.42 per share for services during the year			2,200,000	2,200	921,800			924,000
Shares issued $ 0.49 per share for services during the year			1,625,006	1,625	794,629			796,254
Shares issued $ 0.27 per share for services during the year			300,000	300	80,700			81,000
Shares issued $ 0.24 per share for services during the year			40,000	40	9,360			9,400
Net loss							(7,001,360)	(7,001,360)
Balance at December 31, 2010	2,329,905	2,330	147,732,455	147,733	57,054,133	(85,858)	(68,342,213)	(11,223,875)
Shares issued $0.20 for cash during the period			1,375,000	1,375	273,625			275,000
Shares issued $0.16 for cash during the period			95,406	95	15,581			15,676
Shares issued $0.15 for cash during the period			340,000	340	50,660			51,000
Shares issued $ 0.25 per share for services during the period			1,088,736	1,089	271,095			272,184
Shares issued $ 0.10 per share for services during the period			2,000,000	2,000	198,000			200,000
Shares issued $ 0.056 per share for services during the period			267,857	268	14,732			15,000
Shares issued $ 0.0533 per share for services during the period			281,426	281	14,719			15,000
Subscription advances						218,488		218,488
Stock based compensation					226,075			226,075
Net loss							(1,609,796)	(1,609,796)
Balance at March 31, 2011	2,329,905	2,330	153,180,880	153,181	58,118,620	132,630	(69,952,009)	(11,545,248)

AI SYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2011	Three months ended March 31, 2010	For the period from December 7, 2005 (inception) to March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities
Net Loss	$(1,609,796)	$(1,987,146)	$(69,952,009)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	26,797	44,956	1,132,099
Accretion of discount on notes	-	15,478	2,476,135
Stock based compensation	226,075	192,303	27,777,683
Prepaid expenses and other current assets	(12,878)	30,865	(36,003)
Shares issued for services to be received	370,500	-	(680,126)
Receivable from controlling shareholder	-	-	(32,454)
Loan receivable from employees	-	(660)	(445,675)
Accounts payable and accrued liabilities	438,667	709,591	6,633,010
Deferred revenue	-	-	1,000,000
Deferred lease obligation	(9,527)	(5,736)	68,265
Interest expense on note payable to controlling shareholder	9,725	9,725	437,323
Conversion of debt for issuance of stock	(494,000)	-	(494,000)
Shares issued for services rendered	-	-	2,546,904
Net cash used in operating activities	$(1,054,437)	$(990,624)	$(29,568,848)

Investing activities
Licensing of intellectual property from
controlling shareholders	-	-	$(10)
Purchase of property and equipment	-	(1,881)	(1,269,992)
Net cash provided by (used in) investing activities	$-	$(1,881)	$(1,270,002)

Financing activities
Proceed from issuance of common shares	1,062,348	1,075,644	26,374,128
Proceeds on (repayment of) notes payable to shareholders	52,599	(60,000)	4,766,290
Repayment on notes payable to controlling shareholders	-	-	(130,138)
Proceeds from loan to related party	-	-	44,444
Proceeds from (repayments of) loan	-	(1,435)	9,532
Payment on obligation under capital lease	-	-	(153,437)
Net cash provided by financing activities	$1,114,947	$1,014,209	$30,910,821

Net increase in cash	60,510	21,704	71,971

Cash, beginning of period	11,461	652,081	-

Cash, end of period	$71,971	$673,785	$71,971

AI SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the period ended March 31, 2011

1.  Organization

Airline Intelligence Systems Inc. (“AIS”) was incorporated on December 7, 2005 under Delaware General Corporation Law. Since its inception, AIS’s efforts have been devoted to the development of the unique proprietary operating system jetEngine™, which management believes will be a new paradigm for strategic airline management that enables the integration and control of an airline’s schedule planning, revenue management,  and irregular operations functions, amongst other things. AIS has two wholly owned Canadian subsidiaries Airline Intelligence Systems Corp. and AIS Services Canada Inc. The subsidiaries provide management services and corporate services to the parent company.

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

The reverse merger has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of AIS become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The accompanying condensed consolidated financial statements reflect the recapitalization of the stockholder’s equity as if the transaction occurred as of the beginning of the first period presented.  Accordingly, the Company has reflected the issuance of 38,754,000 shares for the total net monetary liabilities of the shell company in the amount of $52,990 in the condensed consolidated statement of changes in stockholders' equity (deficit).

The Company also filed a Form 14C on April 7, 2010 wherein amongst other things; the Company changed its fiscal year-end to December 31, to coincide with the year-end of AIS.

2.   Going concern and management’s plans

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern. The Company has yet to fully commercialize its technologies and consequently has incurred significant losses since its inception. At March 31, 2011, the Company’s deficit accumulated during the development stage was approximately $ 69.9 million, and the Company had utilized cash in operating activities of $ 29.6 million. The Company has funded theses losses and cash flows through the sale of equity securities, the issuance of debt and from credit granted by vendors. The Company is also in arrears to certain creditors and in default under certain agreements which may have a material adverse effect on operations or lead to the ceasing of operations.

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

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the period ended March 31, 2011

These factors raise substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company’s business, results of operations and ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

3.  Interim Financial Statements

These unaudited interim financial statements are as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 and for the period from December 7, 2005 (inception) to March 31, 2011 and have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position of the Company as at March 31, 2011, and the results of its operations and its cash flows for the three month periods ending March 31, 2011 and 2010 and for the period from December 7, 2005 (inception) to March 31, 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited and certain information and footnote data necessary for fair presentation of financial position and results of operations in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto, included in a Form 10-K filed April 15, 2011. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ended December 31, 2011. The balance sheet as at December 31, 2010 has been derived from the audited financial statements at that date.

4.  Significant accounting policies

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for the Company beginning on January 1, 2011. The adoption of these standards did not have a material impact on the Company’s condensed consolidated financial statements.

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the period ended March 31, 2011

5.  Property and equipment

	March 31, 2011	December 31, 2010
Computer equipment	$905,117	$905,117
Office equipment	265,379	265,379
Vehicle	28,706	28,706
Computer software	115,042	115,042
	1,314,244	1,314,244
Less: accumulated depreciation	(1,042,692)	(1,015,895)
	$271,552	$298,349

Depreciation expense was $26,797 and $44,956 for the three months ended March 31, 2011 and 2010.

6.  Notes payable

Notes payable to Dynamic Intelligence Inc. (“Dynamic”)

The notes payable to the controlling stockholder, Dynamic, at March 31, 2011 are $ 1,019,352 (December 31, 2010: $ 1,009,627).  The notes carry an interest rate of 5% and are unsecured, with no fixed terms of repayment.

All accrued interest on these notes remains outstanding at March 31, 2011.  Interest expense on these notes was $ 9,725 for each of the three months ended March 31, 2011 and 2010 respectively.

In addition, Dynamic has notes payable of $ 1,200,000 which are included in the notes payable to stockholders.

Notes payable with detachable warrants

The notes payable to stockholders with detachable warrants at March 31, 2011 are $3,773,750 (December 31, 2010: $3,773,750).  The notes carry interest rates ranging from 5% to 18% and are unsecured.

All accrued interest on these notes remains outstanding at March 31, 2011.

Guarantee Notes

The Company entered into a bond agreement during 2009 with a third party to provide a guarantee of notes to be issued by the Company. Under this bond, the Company issued $150,000 of notes bearing interest of 18%, maturing in August 2010. These notes also included a total of 250,000 common stock warrants with a strike price of $0.001 and fair value of $39,894. Pursuant to guarantee agreement, the Company is required to set aside in a separate bank account  5% of all the future funds raised in excess of $1,000,000.  On March 13, 2010, the Company paid $60,000 of the amounts owing under this note. On April 13, 2010, the Company paid an additional $60,000 of the amounts owing under this note.

Creditor Forbearance

In October 2009, the Company entered into a forbearance agreement to extend the maturity of debt to September 30, 2010 with certain debt holders whom collectively hold $2,467,500 of debt and accrued interest. In exchange for extending the described debt, the Company issued 2,467,500 warrants with an exercise price of $0.001 each, which expire at the earlier of a public listing, a corporate reorganization or specified expiry dates that range for the period from 2009 to 2014. The forbearance agreements were treated as a modification of the debt and accordingly the associated fees, representing the fair value of the warrants issued by the Company to the creditors, have been recorded as a discount on the debt and amortized over the new term to maturity with an additional charge to interest expense calculated in accordance with the interest method. Effective October 1, 2010, the company accrued interest at 12% on the $2,467,500 (previously accrued at 5% and 8%) in accordance with the forbearance agreement.

AI SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the period ended March 31, 2011

Demand Loan

In 2010, the Company had issued $200,000 non interest bearing unsecured notes. These notes were converted to 2,000,000 of common stock of the corporation in January 2011.

In 2011, the Company converted $264,000 plus accrued interest of the 5% demand loans for 1,088,736 common stock.

In 2011, the Company converted $30,000 of the 8% demand loans for 549,283 common stock.

From January to March 2011, the Company issued $52,500 in 8% unsecured demand loans.

7.   Lease obligations, commitments and Contingencies

(A) Lease obligations

The Company leases office space in Kirkland, Washington and Toronto, due to expire on October 2012 and May 2014 respectively. Total lease expense was $ 23,463 and $ 191,309 for the three months ended March 31, 2011 and 2010, respectively.  In April 2011, the Company terminated its Kirkland Agreement and agreed to a settlement amount of $180,000 payable in monthly installments over a 36 payment period starting in July 2011.

In February 2011, the Company entered into a lease agreement to lease office space in Bellevue, Washington.  The lease is for a period of 3.5 months, commencing on February 14, 2011 and ending May 31, 2011.  Thereafter, the lease will revert to a month to month lease.

The Company also leases photocopiers, computer equipment and an apartment, expiring at various dates from 2011 to 2014.

The total future minimum lease payments by year for all operating leases are as follows:

Lease obligations

March 31,	Total

2011	106,673
2012	159,031
2013	159,031
2014	74,364
Thereafter	-
$499,099

(B) Commitments

The Company has a contractual obligation to pay a third party 2% of all revenue under its single customer contract for three years from signing. No amounts are owing under this agreement as at March 31, 2011and December 31, 2010.

The Company has committed to pay $ 7,500 and issue 160,000 common shares during 2011 in accordance with the terms of a consulting contract.

The Company has committed to issue 4,874,994 common shares during 2011 and 2012 in accordance with the terms of two consulting agreements.

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the period ended March 31, 2011

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

In 2010, AI Systems entered into consulting agreements with various investor relations firms and business development service firms in exchange for fees and/or common shares of the Company to be issued subsequent to December 31, 2010. Compensation for such services is to be expensed over the respective terms of the agreements, as services are rendered.

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

8.   Unearned revenue

The Company entered into a contract with its single customer in June 2007, wherein the customer provided the Company with a $1,000,000 signing fee. The Company has deferred recognition of revenue for this signing fee until customer acceptance of its product is obtained. The customer or the Company may cancel the contract at anytime. There is no certainty that the customer will accept the Company’s product or that the company will deliver a working product for the customer.

9.   Shareholders’ equity

The authorized capital of the Company consisted of: (i) 300,000,000 common shares (as amended on March 25, 2010), 153,180,881 shares of which were issued and outstanding at March 31, 2011 and (ii) 20,000,000 shares of preferred stock of the Company, which have been designated as Series B Preferred Stock (“Series B Preferred”), with 2,329,905 issued at March 31, 2011. The common shares issued to the former shareholders of AIS became free trading shares one year following the completion of the merger.

Exchange Right Agreement

In January 2010, the Company and Merus Capital I, L.P. (“Merus”) entered into an exchange right agreement (the “Agreement”), whereby Merus provided funding to the Company in exchange for, amongst other things, a right in liquidation for Merus to exchange common shares held by Merus at the time of the conversion (“Merus Securities”) into an unsecured promissory note with aggregate principle up to $5,000,000 paying interest at a rate of 5.00% per annum.  The term of the Agreement is the earlier of: (i) 36 months following a Going Public Transaction (as defined in the Agreement); (ii) Merus receiving the Note after exercising their rights under the Agreement; and (iii) Merus transferring any of the Merus Securities without the prior authorization of the Company. Management has reviewed the terms of the exchange right agreement and has determined that permanent equity classification is appropriate because all conditions under which the exchange right could be enforced are solely within the control of the Company.

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the period ended March 31, 2011

10.  Income taxes

The Company has made no provision for income taxes since inception and for the periods presented as the Company has incurred net losses. Based on statutory rates, the Company’s expected income tax benefit from these losses based on the accounting loss for the periods ended March 31, 2010 and 2009 and for the period from December 7, 2005(inception) to March 31, 2011 would be approximately $541,143  $1,367,377 and $23,664,738 respectively.

The future benefit of net operating loss carry forwards to the Company may be limited by on an annual basis and in total by Section 382 of the United States Internal Revenue Code as a result of prior ownership changes and depending on the future ownership changes.

11.  Stock option plans

The Company has issued stock options to employees, consultants and advisors under three Stock Option Plans, (i) The 2005 Stock Option Plan,  (ii) The 2008 Stock Option Plan and (iii) The 2010 Equity Incentive Plan. The Company has also issued Non-Plan stock options to certain consultants and advisors.

The Company’s 2005 Stock Option Plan, dated December 8, 2005 (as amended from time to time) has reserved 6,000,000 Common Shares for issuance. The Company’s 2008 Stock Option Plan, dated May 30, 2008, has reserved 5,000,000 Common Shares for issuance and the Company’s 2010 Equity Incentive Plan dated October 4, 2010 has reserved 25,000,000 Common Shares for issuance. Additionally, the Company has reserved 841,500 Common Shares for outstanding non-plan stock options.

(A) Consolidated Schedule of Stock Option Plans

A summary of the Company’s stock options from December 31, 2010 to March 31, 2011 is presented below:

	Shares under option	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	11,268,218	$0.27	5.80	$1.67
Exercisable at December 31, 2010	9,168,806	$0.27	5.02	$1.86

Granted	2,600,000	$0.25	9.80	$0.06
Exercised	-	$-	-	$-
Cancelled	(2,868,224)	$-	-	$-
Forfeited	-	$-	-	$-
Outstanding at March 31, 2011	10,999,994	$0.26	7.73	$0.48
Exercisable at March 31, 2011	9,317,976	$0.27	7.82	$0.42

The fair value of stock options granted during the period ended March 31, 2011 was estimated using the Black-Scholes option pricing model with the assumption that no dividends are to be paid on common shares, a weighted average volatility factor for the Company’s share price of 20% (2010 – 20%), a weighted average risk free interest rate of 3.4% (2010 – 2.5%) over an expected term of 10 years (2010 - 10 years).

AISYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the period ended March 31, 2011

12.  Financial instruments

The Company, as part of its operations, carries a number of financial instruments. It is management’s opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments except as otherwise disclosed.

The Company’s financial instruments, including, accounts payable and accrued liabilities are carried at values that approximate their fair values due to their relatively short maturity periods.  The estimated fair value of related party loans is not practical to estimate, due to the related party nature of the underlying transactions.

Notes payable are carried at face value plus accrued interest in accordance to the agreements except where noted otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for the period ended March 31, 2011

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011.

Forward Looking Information

This Quarterly Report on Form 10-Q (the “Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management.  When used in this document, the words “may”, "will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements.  You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties, as noted in the Company’s Annual Report on Form 10K for the year ended December 31, 2010 , filed with the SEC, and as noted below.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.  We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

The transaction has been accounted for by the Company as a reverse merger. For accounting purposes, AIS is the acquirer in the reverse acquisition transaction, and consequently, the financial results have been reported on a historical basis as if the AIS. had acquired the Company.  As the acquisition of the net monetary liabilities of the Company did not constitute a business, the transaction has been accounted for as a reverse merger (i.e. capital transaction). Accordingly, the Company has reflected the issuance 38,754,000 shares for the total net monetary liabilities of the shell company in the amount of $52,990 in the consolidated statement of changes in stockholders' equity.

The exchange ratio on the merger was 0.95767068 Company shares for each share of AIS.  The historical issuances of equity by AIS are reflected by applying the exchange ratio to the earliest reporting period.

The Company also filed a Form 14C on April 7, 2010 wherein amongst other things; the Company amended its year-end to December 31, to coincide with the year-end of AIS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for the period ended March 31, 2011 (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for the period ended March 31, 2011 (continued)

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

The critical accounting policies used in the preparation of our interim condensed consolidated financial statements are discussed in our Form 10K for the year ended December 31, 2010 filed with the SEC on April 15, 2011.  To aid in the understanding of our financial reporting, it is suggested that the interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto, included in a Form 10-K filed April 15, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  for the period ended March 31, 2011 (continued)

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations for the three months ended March 31, 2011 and 2010 and for the period from December 7, 2005 (inception) to March 31, 2011.

The following tables set forth key components of our results of operations for the periods indicated in dollars.  The discussion following the table is based on these unaudited results.

	Three months ended March 31, 2011	Three months ended March 31, 2010	For the period from December 7, 2005 (inception) to March 31, 2011

	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses

Salaries and benefits	$(506,548)	$(628,379)	$(17,311,189)
Outside Services	(485,673)	(687,945)	(12,221,996)
Travel, meals and entertainment	(40,061)	(51,319)	(2,660,816)
Office and general expense	(73,795)	(257,235)	(5,069,064)
	$(1,106,077)	$(1,624,878)	$(37,263,065)

Other expenses
Depreciation and amortization	(26,812)	(44,956)	(1,132,114)
Stock Based Compensation	(226,075)	(192,303)	(27,777,684)
	$(252,887)	$(237,259)	$(28,909,798)

Loss from operations	$(1,358,964)	$(1,862,137)	$(67,531,827)

Other income (expenses)
Interest (expense)	(205,177)	(88,618)	(3,846,497)
Interest income	-	-	114,610
Other income (expense)	(45,655)	(36,391)	(47,261)
	$(250,832)	$(125,009)	$(3,779,148)

Net loss for the period	(1,609,796)	(1,987,146)	(69,952,009)

Deficit, beginning of the period	(68,342,213)	(61,340,853)	-

Deficit, end of the period	$(69,952,009)	$(63,327,999)	$(69,952,009)

Net loss per share attributable to common stockholders

Basic and fully diluted	$(0.01)	$(0.02)

Number of weighted average
common shares outstanding
basic and diluted	151,120,449	97,423,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for the period ended March 31, 2011 (continued)

 Revenues.

The Company is a development stage company and has not earned any revenue from its inception in 2005 through March 31, 2011. The Company expects to commence earning revenue as it attracted customers and deploys software that is accepted by those customers. The Company expects to achieve first revenues in 2011. At this time, the Company’s product remains under development and the Company does not have any deployed products in the market place with potential customers.

On June 7, 2007, the Company signed AeroMexico as its first beta customer. The Company received $1 million in fees from AeroMexico which are recorded as deferred revenue in the Company’s financial statements as the Company has not met the criteria for recognition. The Company does not currently expect any future revenues from AeroMexico.

Operating Expenses

In the first quarter of 2011, the Company’s loss from operations was $1.6  million as compared to $2.0 million in the same period in 2010.  The Company’s loss from operations from inception (December 7, 2005) through March 31, 2011 are $69.9 million. In the first quarter of 2011 loss from operations were lower than in the same period in 2010 as the Company downsized its business to align its business progress with financing available in the market to continue operations. Costs incurred in the first quarter of 2011 and in the comparative periods related primarily to staff, facilities, consultants, advisors, legal, travel and other costs associated with seeking customers, investors and the continued development of software as the Company aims to establish a market for its technology rights. Since inception, the Company has expanded and contracted based upon access to capital, the availability of key resources and traction with potential customers. The Company expects the loss from operations in 2011 to be in line with 2010.

In the first quarter of 2011, compensation expense was $0.5 million, a reduction from $0.1 million in the comparative period in 2010. The decrease was due to a reduction in staff in 2011 caused by reduced access to capital brought on by the economic downturn.

In 2011, outside services expense were $0.5 million compared to $0.7 million for the comparative period.  The decrease was due to a reduction in consultants used caused by reduced access to capital.

In 2011, travel, meals and entertainment was $40,000 compared to $51,000 for the comparative period.

In 2011, office and general expenses were $0.07 million, down from $0.26 million in the comparative period.   The company reduced spending in this area due to reduced access to capital.

In 2011, depreciation and amortization expenses was $27,000 compared to $45,000 in the comparative period as the Company continued to write off its capital equipment acquired since inception over their estimated useful life.

In 2011, stock based compensation was $0.2 million compared to $0.2 million in comparative period of 2010.

Other income (expenses)

Other expenses were $0.25 million in 2011 compared to $0.12 million in 2010. Other income (expenses) were primarily comprised of interest expense on debt issued by the Company related to financing operations and for the acquisition of intellectual property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for the period ended March 31, 2011 (continued)

Income tax expense

The income tax expense for the three months ended March 31, 2011 and 2010 was Nil as the Company has incurred operating losses since inception.

Net Loss

The Company’s net loss for the first quarter of 2011 was $1.6 million compared to $2.0 million in the comparative period for 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for the period ended March 31, 2011 (continued)

Equity Issuances in 2011

From January 1, 2011 to March 31, 2011, the Company issued 5,448,425 common shares for gross proceeds of $843,860.  $55,676 of the proceeds relate to subscriptions advanced prior to this quarter, $286,000 were cash proceeds and $502,184 of the proceeds related to the conversion of debt.

As of March 31, 2011, the Company has collected $324,164 of proceeds in advance of shares being issued. $274,164 of this amount was collected from the period January to March 31, 2011.

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

At March 31, 2011, the Company’s deficit accumulated during the development stage was approximately $69.9 million, and the Company had utilized cash in operating activities of $29.6 million. The Company has funded theses losses and cash flows through the sale of equity securities, the issuance of debt and from credit granted by vendors. The Company is also in arrears to certain creditors and in default under certain agreements which may have a material adverse effect on operations.

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

Lease obligations

The Company leases office space in Kirkland, Washington and Toronto, due to expire on October 2012 and May 2014 respectively. Total lease expense was $ 23,463 and $ 191,309 for the three months ended March 31, 2011 and 2010, respectively.  In April 2011, the Company terminated its Kirkland Agreement and agreed to a settlement amount of $180,000 payable in monthly installments over a 36 payment period starting in July 2011.

In May 2009, the Company extended the lease for its Toronto office space for 5 years.

In February 2011, the Company entered into a lease agreement to lease office space in Bellevue, Washington.  The lease is for a period of 3.5 months, commencing on February 14, 2011 and ending May 31, 2011.  Thereafter, the lease will revert to a month to month lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  for the period ended March 31, 2011 (continued)

The Company also leases photocopiers, computer equipment and an apartment, expiring at various dates from 2011 to 2014.

The total future minimum lease payments by year for all operating leases are as follows:

Lease obligations

March 31,	Total

2011	106,673
2012	159,031
2013	159,031
2014	74,364
Thereafter	-
$499,099

Commitments

The Company has a contractual obligation to pay a third party 2% of all revenue under its single customer contract for three years from signing. No amounts were owing under this agreement as at March 31, 2011and December 31, 2010.

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

Inflation.

Inflation did not have a significant impact on our results during the quarter ended March 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer who serves as both our principal executive officer and principal financial officer.  Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting him to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AI SYSTEMS INC.

Date: May 16, 2011	By:	/s/ Stephen C. Johnston
Stephen C. Johnston
Chief Executive Officer Chief Financial Officer