Form 10-Q
period 2011-06-30
AISystems, Inc.
filed 2011-08-22
CIK 1328769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act
Large Accelerated Filer ☐                                                                                    Accelerated Filer ☐
Non-Accelerated Filer ☐(Do not check if smaller reporting company)        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 19, 2011, there were 159,212,019 common shares, $0.001 par value, issued and outstanding.

 TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 and the period from December 7, 2005 (inception) to June 30, 2011	4

	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the period from December 7, 2005 (inception) to June 30, 2011	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and the period from December 7, 2005 (inception) to June 30, 2011	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II.	Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	(Removed and Reserved)	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AISYSTEMS, INC. (A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
As At	2011	2010
	Unaudited
Assets
Current
Cash
Cash	$11,260	$11,261
Restricted cash	342	200
	11,602	11,461
Prepaid expenses and other current assets	454,506	1,073,752
Total Current Assets	466,108	1,085,213

Property and equipment, net	244,755	298,349
Intellectual property	10	10

Total Assets	$710,873	$1,383,572

Liabilities and Stockholders' Deficiency

Current
Accounts payable and accrued liabilities	$6,631,783	$5,720,388
Notes payable to stockholders	4,179,419	4,795,813
Loans payable to controlling stockholder	1,029,074	1,009,627
Deferred revenue	-	1,000,000
Current portion of equipment loan	-	3,828
Total Current Liabilities	11,840,276	12,529,656

Deferred lease obligation	-	77,791

Total Liabilities	11,840,276	12,607,447

Stockholders' Deficiency
Preferred shares (Authorized 5,000,000 with 2,400,000
designated as Series B, Issued: 2,329,905 Series B)	2,330	2,330
Common shares (Authorized: 300,000,000)
Issued June 30, 2011: 157,335,141 and December 31, 2010: 147,732,455 )	157,335	147,733
Additional paid-in capital	58,685,179	57,054,133
Subscription advance (receivable)	241,210	(85,858)
Deficit accumulated during the development stage	(70,215,457)	(68,342,213)
Total Stockholders' Deficiency	(11,129,403)	(11,223,875)
Total Liabilities and Stockholders' Deficiency	$710,873	$1,383,572

See accompanying notes

AISYSTEMS, INC. (A development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010	For the period from December 7, 2005 (inception) to June 30, 2011

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$1,000,000	$-	$1,000,000	-	$1,000,000

Operating expenses

Salaries and benefits	$(381,520)	$(648,416)	$(888,068)	$(1,276,798)	$(17,692,707)
Outside Services	(350,024)	(822,625)	(835,697)	(1,517,570)	(12,572,020)
Travel, meals and entertainment	(11,917)	(62,246)	(51,978)	(113,554)	(2,672,733)
Office and general expense	10,705	(256,644)	(63,090)	(506,889)	(5,058,359)
	$(732,756)	$(1,789,931)	$(1,838,833)	$(3,414,811)	$(37,995,819)

Other expenses
Depreciation and amortization	(26,797)	(48,243)	(53,594)	(93,198)	(1,158,896)
Stock Based Compensation	(429,446)	(92,504)	(655,521)	(284,806)	(28,207,130)
	$(456,243)	$(140,747)	$(709,115)	$(378,004)	$(29,366,026)

Loss from operations	$(188,999)	$(1,930,678)	$(1,547,948)	$(3,792,815)	$(66,361,845)

Other income/(expenses)
Interest expense	(117,922)	(68,304)	(323,099)	(156,922)	(3,964,419)
Interest income	-	-	-	-	114,610
Gain on extinguishment of debt	54,437	-	54,437	-	54,437
Other income (expense)	(10,964)	57,965	(56,634)	21,574	(58,240)
	$(74,449)	$(10,339)	$(325,296)	$(135,348)	$(3,853,612)

Net loss for the period	(263,448)	(1,941,017)	(1,873,244)	(3,928,163)	(70,215,457)

Deficit, beginning of the period	(69,952,009)	(63,327,999)	(68,342,213)	(61,340,853)	-

Deficit, end of the period	$(70,215,457)	$(65,269,016)	$(70,215,457)	$(65,269,016)	$(70,215,457)

Net loss per share attributable
to common stockholders

Basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Number of weighted average
common shares outstanding
basic and diluted	155,503,985	141,057,441	153,342,486	120,114,084

See accompanying notes

AISYSTEMS, INC. (A development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred shares - number of shares #	Preferred shares - amount $	Common shares - number of shares #	Common shares - amount $	Additional Paid in Capital $	Subscriptions Advanced (Receivable)	Deficit accumulated during the development stage $	Total $
Shares issued in consideration
of Intellectual Property ("IP")			19,153,414	19,153	(19,143)			10
Shares issued for cash during
the year, net of issuance costs of NIL			1,312,698	1,313	341,367			342,680
Net loss							(64,350)	(64,350)
Balance at December 31, 2005	-	-	20,466,112	20,466	322,224		(64,350)	278,340
Shares issued in consideration of IP			7,661,365	7,661	(7,661)			-
Special distribution in consideration of IP					(4,000,000)			(4,000,000)
Shares issued for cash during the year			6,518,673	6,519	3,490,881			3,497,400
Shares issued upon exercise of options			162,804	163	42,337			42,500
Stock based compensation					234,065			234,065
Net loss							(2,899,295)	(2,899,295)
Balance at December 31, 2006	-	-	34,808,954	34,809	81,846		(2,963,645)	(2,846,990)
Shares issued for cash during the year			6,264,028	6,264	8,768,637			8,774,901
Stock based compensation					17,245,216			17,245,216
Net loss							(24,382,325)	(24,382,325)
Balance at December 31, 2007	-	-	41,072,982	41,073	26,095,699		(27,345,970)	(1,209,198)
Shares issued in consideration of IP			1,915,341	1,915	(1,915)			-
Shares issued for cash during the year			1,618,204	1,618	8,447,028			8,448,646
Issuance of preferred shares	2,329,905	2,330						2,330
Dividend on common shares					(2,330)			(2,330)
Common share warrants issued in connection with debt					1,534,260			1,534,260
Shares issued in connection with exercise of warrants			29,707	30	280			310
Shares issued upon exercise of options			19,153	19	19,981			20,000
Stock based compensation					3,742,156			3,742,156
Net loss							(16,343,658)	(16,343,658)
Balance at December 31, 2008	2,329,905	2,330	44,655,387	44,656	39,835,158		(43,689,628)	(3,807,484)
Shares issued $0.75 per share for cash during the year			552,256	552	431,948			432,499
Shares issued $0.10 per share for cash during the year			14,679,904	14,680	1,518,196			1,532,876
Shares issued $0.25 per share for cash during the year			3,972,480	3,972	1,033,044			1,037,016
Consideration received for cancellation of IP					800,000			800,000
Cancellation of shares issued for IP			(1,915,341)	(1,915)	1,915			(0)
Conversion of warrants for anti dilution			6,459,189	6,459	(6,459)			0
Share issued on conversion of debt			2,214,553	2,215	1,732,113			1,734,328
Common share warrants issued in connection with debt					1,179,347			1,179,347
Stock based compensation			9,097,871	9,098	5,790,211			5,799,309
Shares issued in connection with exercise of warrants			5,248,493	5,248	(3,891)			1,357
Net loss							(17,651,225)	(17,651,225)
Balance at December 31, 2009	2,329,905	2,330	84,964,792	84,965	52,311,582		(61,340,853)	(8,941,976)
Series A shares delivered (Note 1)	(2,329,905)	(2,330)						(2,330)
Series B shares issued (Note 1)	2,329,905	2,330						2,330
Shares issued $0.25 for cash during the year			1,781,267	1,781	463,219			465,000
Shares issued $0.10 for cash during the year			8,735,810	8,736	903,457			912,193
Shares issued $0.20 for cash during the year			1,035,000	1,035	205,965			207,000
Subscriptions receivable			1,915,341	1,915	189,619	(191,534)		0
Subscriptions advances						105,676		105,676
Shares issued in connection with exercise of warrants			4,906,239	4,906	(91)			4,815
Stock based compensation					530,863			530,863
Acquisition of Wolf Resources Inc.			38,754,000	38,754	(91,744)			(52,990)
Shares issued $ 0.45 per share for services during the year			25,000	25	11,225			11,250
Shares issued $ 0.50 per share for services during the year			1,450,000	1,450	723,550			725,000
Shares issued $ 0.42 per share for services during the year			2,200,000	2,200	921,800			924,000
Shares issued $ 0.49 per share for services during the year			1,625,007	1,625	794,629			796,254
Shares issued $ 0.27 per share for services during the year			300,000	300	80,700			81,000
Shares issued $ 0.24 per share for services during the year			40,000	40	9,360			9,400
Net loss							(7,001,360)	(7,001,360)
Balance at December 31, 2010	2,329,905	2,330	147,732,456	147,733	57,054,133	(85,858)	(68,342,213)	(11,223,875)
Shares issued $0.20 for cash during the period			1,450,000	1,450	288,550			290,000
Shares issued $0.10 for cash during the period			250,000	250	24,750			25,000
Shares issued $0.15 for cash during the period			340,000	340	50,660			51,000
Shares issued $0.16 from subscription advances			95,406	95	15,581	(15,676)		0
Shares issued $0.20 from subscription advances			200,000	200	39,800	(40,000)		0
Shares issued $ 0.25 per share for debt conversions			1,088,736	1,089	216,658			217,747
Shares issued $ 0.10 per share for debt conversions			2,000,000	2,000	198,000			200,000
Shares issued $ 0.056 per share for debt conversions			267,857	268	14,732			15,000
Shares issued $ 0.0533 per share for debt conversions			281,426	281	14,719			15,000
Shares issued $ 0.0347 per share for debt conversions			432,277	432	14,568			15,000
Shares issued $ 0.0269 per share for debt conversions			840,149	840	21,760			22,600
Shares issued $ 0.0343 per share for debt conversions			437,318	437	14,563			15,000
Shares issued $ 0.0277 per share for debt conversions			541,516	541	14,459			15,000
Shares issued $ 0.20 per share for debt conversions			78,000	78	15,522			15,600
Shares issued $ 0.025 per share for debt conversions			1,300,000	1,300	31,200			32,500
Subscription advances						276,864		276,864
Shares to be issued for debt conversion						105,880		105,880
Stock based compensation					655,525			655,525
Net loss							(1,873,244)	(1,873,244)
Balance at June 30, 2011	2,329,905	2,330	157,335,141	157,335	58,685,179	241,210	(70,215,457)	(11,129,403)

See accompanying notes

AI SYSTEMS, INC. (A development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2011	For the six months ended June 30, 2010	For the period from December 7, 2005 (inception) to June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities
Net Loss	$(1,873,244)	$(3,928,163)	$(70,215,457)
Adjustments for non-cash items
Depreciation and amortization	53,594	93,198	1,158,896
Accretion of discount on notes	-	15,478	2,476,135
Stock based compensation	655,521	284,806	28,207,129
Deferred revenue	(1,000,000)	-	-
Deferred lease obligation	(77,791)	(11,472)	-
Interest expense on notes payable to stockholders	302,522	-	302,522
Interest expense on loans payable to controlling stockholder	19,450	19,450	447,048
Gain on extinguishment of debt	(54,437)	-	(54,437)
Adjustments to reconcile changes in working capital
Prepaid expenses and other current assets	5,246	(37,250)	(17,879)
Common shares issued for services	614,000		(436,626)
Accounts payable and accrued liabilities	621,641	1,467,345	6,815,987

Net cash used in operating activities	$(733,498)	$(2,096,608)	$(31,316,682)

Investing activities
Licensing of intellectual property from
controlling stockholders	-	-	$(10)
Purchase of property and equipment	-	(1,824)	(1,269,992)
Net cash used in investing activities	$-	$(1,824)	$(1,270,002)

Financing activities
Proceed from issuance and subscription of common shares	642,864	1,099,097	25,954,644
Proceeds on notes payable to stockholders	94,603	263,901	4,808,294
Repayment on loans payable to controlling stockholders	-	-	(130,138)
Receivable from controlling stockholders	-	-	(32,454)
Loan receivable from employees	-	243	(445,675)
Shares issued for services rendered	-	-	2,546,904
Proceeds from loan to related party	-	39,846	44,444
Proceeds from (repayments of) loan	(3,828)	(1,842)	5,704
Bank indebtedness	-	47,345	-
Payment on obligation under capital lease	-		(153,437)
Net cash provided by financing activities	$733,639	$1,448,590	$32,598,286

Net increase (decrease) in cash	141	(649,842)	11,602

Cash, beginning of period	11,461	652,081	-

Cash, end of period	$11,602	$2,239	$11,602

See accompanying notes

AISYSTEMS, INC. (A development stage company)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

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

AIS completed a 2 for 1 stock split on June 11, 2007. All amounts shown and incorporated in these condensed consolidated interim financial statements are shown on a post-split basis as if the stock split had occurred on the earliest reported date.

On March 19, 2010, AISystems, Inc. (the “Company”), formerly Wolf Resources Inc. (a publicly listed shell company), acquired AIS. In accordance with the Share Exchange Agreement, each issued and outstanding common share of AIS was converted for 0.95767068 common share of the Company and each issued and outstanding Series A preferred share of AIS was converted for one Series B preferred share of the Company (“reverse merger”). As a result of the transaction, the Company is no longer considered to be a shell company for reporting purposes.

The reverse merger has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of AIS became the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The accompanying condensed consolidated interim financial statements reflect the recapitalization of the stockholder’s equity as if the transaction occurred as of the beginning of the first period presented.  Accordingly, the Company has reflected the issuance of 38,754,000 common shares for the total net monetary liabilities of the shell company in the amount of $52,990 in the condensed consolidated statement of changes in stockholders' equity (deficit).

2.   Going concern and management’s plans

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern. The Company has yet to fully commercialize its technologies and consequently has incurred significant losses since its inception. At June 30, 2011, the Company’s deficit accumulated during the development stage is approximately $70.2 million, and the Company had utilized cash in operating activities of approximately $31.3 million. The Company has funded theses losses and cash flows through the sale of equity securities, the issuance of debt and from credit granted by vendors. The Company is also in arrears to certain creditors and in default under certain agreements which may have a material adverse effect on operations or lead to the ceasing of operations.

There is no assurance that the Company will be able to raise the necessary funds to continue operations as envisioned or that such funds can be raised on favorable terms to existing stockholders. This could result in significant dilution or a loss of investment to any current or future stockholders. Any funds raised will be used to engage potential customers, to fund product development, to offer working capital, to repay debt and for other corporate purposes. If the Company is unable to raise sufficient funds on the required timelines its ability to implement its vision will be hindered and this could result in the entire loss of any investment in the Company.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company’s business, results of operations and ability to continue as a going concern. These unaudited condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

AISYSTEMS, INC. (A development stage company)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

3.  Interim Financial Statements

These unaudited condensed consolidated interim financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 and for the period from December 7, 2005 (inception) to June 30, 2011 have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position of the Company as at June 30, 2011, and the results of its operations and its cash flows for the three and six month periods ending June 30, 2011 and 2010 and for the period from December 7, 2005 (inception) to June 30, 2011. The financial data and other information disclosed in these notes to the unaudited condensed consolidated interim financial statements related to these periods are unaudited and certain information and footnote data necessary for fair presentation of financial position and results of operations in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore it is suggested that these unaudited condensed consolidated interim financial statements be read in conjunction with the financial statements and notes thereto, included in a Form 10-K filed April 15, 2011. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ended December 31, 2011. The balance sheet as at December 31, 2010 has been derived from the audited financial statements at that date.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance for arrangements with multiple deliverables (ASC 605-25). Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for the Company beginning on January 1, 2011. The adoption of these standards did not have a material impact on the Company’s condensed consolidated financial statements.

AISYSTEMS, INC. (A development stage company)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
5.  Property and equipment

	June 30, 2011	December 31, 2010
Computer equipment	$905,117	$905,117
Office equipment	265,379	265,379
Vehicle	28,706	28,706
Computer software	115,042	115,042
	1,314,244	1,314,244
Less: accumulated depreciation	(1,069,489)	(1,015,895)
	$244,755	$298,349

Depreciation expense was $26,797, and $48,243 for the three months ended June 30, 2011 and 2010 respectively, and $53,594 and $93,198 for the six months ended June 30, 2011 and 2010 respectively.

6.  Notes payable

Loans payable to Dynamic Intelligence Inc. (“Dynamic”)

The loans payable to the controlling stockholder, Dynamic, at June 30, 2011 are $1,029,074 (December 31, 2010: $1,009,627).  The loans carry an interest rate of 5% and are unsecured, with no fixed terms of repayment.

All accrued interest on these loans remains outstanding at June 30, 2011.  Interest expense on these loans was $9,725, for each of the three months ended June 30, 2011 and 2010 and $19,450 for each of the six months ended June 30, 2011 and 2010.

In addition, the Company owes Dynamic loans payable of $1,200,000 which are included in the notes payable to stockholders.

Notes payable with detachable warrants

The notes payable to stockholders with detachable warrants at June 30, 2011 are $3,758,750 (December 31, 2010: $3,773,750).  The notes carry interest rates ranging from 5% to 18% and are unsecured.

All accrued interest on these notes remains outstanding at June 30, 2011.

Guarantee Notes

The Company entered into a bond agreement during 2009 with a third party to provide a guarantee of notes to be issued by the Company. Under this bond, the Company issued $150,000 of notes bearing interest of 18%  that were due August 2010. These notes also included a total of 250,000 common stock warrants with a strike price of $0.001 and fair value of $39,894. Pursuant to the agreement, the Company is required to set aside in a separate bank account  5% of all the future funds raised in excess of $1,000,000.  On March 13, 2010, the Company repaid $60,000 of the amounts owing under this note. On April 13, 2010, the Company paid an additional $60,000 of the amounts owing under this note. Between May 3, 2011 and June 27, 2011, an additional $5,000 of the amounts owing were repaid.

Creditor Forbearance

In October 2009, the Company entered into a forbearance agreement to extend the maturity of debt to September 30, 2010 with certain debt holders whom collectively hold $2,467,500 of debt and accrued interest. In exchange for extending the described debt, the Company issued 2,467,500 warrants with an exercise price of $0.001 each, which expire at the earlier of a public listing, a corporate reorganization or specified expiry dates that range for the period from 2009 to 2014. The forbearance agreements were treated as a modification of the debt and accordingly the associated fees, representing the fair value of the warrants issued by the Company to the creditors, have been recorded as a discount on the debt and amortized over the new term to maturity with an additional charge to interest expense calculated in accordance with the effective interest method. Effective October 1, 2010, the company accrued interest at 12% on the $2,467,500 (previously accrued at 5% and 8%) in accordance with the forbearance agreement.  On May 16, 2011, $10,000 of this debt plus accrued interest was converted to common stock.

AISYSTEMS, INC. (A development stage company)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
Demand Loan

In 2010, the Company had issued $200,000 non interest bearing unsecured notes. These notes were converted to 2,000,000 of common shares of the corporation in January 2011 in accordance with the conversion ratio as stipulated in the agreement.

During the period ended June 30, 2011, the Company settled in full a $264,000 promissory note that was due on demand, with principle plus accrued interest of $272,184, for 1,088,736 common shares. This resulted in a gain on extinguishment of debt of $54,437.

Promissory Note

From January to March 2011, the Company issued $52,500 in 8% unsecured promissory notes.

In June 2011, the Company issued a 30 day promissory note of $50,000.  The principle plus $5,000 in interest and the issuance of 100,000 common shares were due at the end of the 30 day term (July 2011). The principle amount plus interest was repaid on the due date however the shares have not yet been issued.

In 2011, the Company converted $10,000 plus accrued interest of the 5% promissory notes for 22,764 common shares yet to be issued, in accordance with the conversion ratio as stipulated in the agreement.

In 2011, the Company converted $237,000 plus accrued interest of the 8% promissory notes for 4,178,543 common shares, already issued, and 3,780,000 common shares, yet to be issued, in accordance with the conversion ratio as stipulated in the agreement.

In summary, from January to June 2011, the Company issued in connection with the demand loans and promissory notes above, a total of 6,178,543 common shares with a total value of $345,700 in connection with conversions of notes payable to stockholders.

7.   Lease obligations, commitments and Contingencies

(A) Lease obligations

The Company previously leased office space in Kirkland, Washington and currently leases office space in Bellevue, Washington and Toronto. The Toronto office lease is due to expire on May 2014 respectively and the Bellevue office lease began on February 14, 2011 and ended May 31, 2011.  From June 1, 2011 this lease reverted to a month to month lease. Total lease expense was $10,380 and $340,482 for the six months ended June 30, 2011 and 2010. In April 2011, the Company terminated its Kirkland Agreement and agreed to a settlement amount of $180,000 payable in monthly installments over a 36 payment period starting in July 2011. The expense for 2011 is a negative amount due to the write down related to the deferred lease obligation set up at the commencement of the lease.  The amount was written down due to the termination of the lease agreement as mentioned resulting in a negative lease expense for the three month period ending June 30, 2011 of $41,088.

The Company also leases photocopiers, computer equipment and previously leased an apartment, expiring at various dates from 2011 to 2014.

The total future minimum lease payments by year for all operating leases are as follows:

Lease obligations

December 31,	Total

2011	79,515
2012	159,031
2013	159,031
2014	74,364
Thereafter	-
$471,941

AISYSTEMS, INC. (A development stage company)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

9.     Lease obligations, commitments and contingencies (continued)

(B) Contingencies

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

The summons and complaint that was outstanding with Devon James Associates Inc. and Colleen Aylward was settled on July 13, 2011

8.      Deferred and Recognized Revenue

The Company entered into a contract with an airline customer in June 2007, wherein the customer provided the Company with a $1,000,000 initial fee. The Company deferred recognition of revenue for this initial fee until deployment and acceptance of its product. The contract terms of the jetEngine Software License Agreement with this customer ended effective June 7, 2011 at which point, the initial fee of $1,000,000 was recognized as revenue as there were no further obligations to deliver any products or services.

9.     Stockholders’ equity

The authorized capital of the Company consisted of: (i) 300,000,000 common shares (as amended on March 25, 2010), 157,335,141 shares of which were issued and outstanding at June 30, 2011 (December 31, 2010 – 147,732,455) and (ii) 20,000,000 shares of preferred stock of the Company, which have been designated as Series B Preferred Stock (“Series B Preferred”), with 2,329,905 issued at June 30, 2011 (December 31, 2010 – 2,329,905). The common shares issued to the former stockholders of AIS became free trading shares one year following the completion of the merger.

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

AISYSTEMS, INC.  (A development stage company)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

10.  Income taxes

The Company has made no provision for income taxes since inception and for the periods presented as the Company has incurred net losses. Based on statutory rates, the Company’s expected income tax benefit from these losses based on the accounting loss for the six months ended June 30, 2011 and 2010 and for the period from December 7, 2005 (inception) to June 30, 2011 would be approximately $650,400, $1,355,170 and $24,315,138 respectively.

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

(A) Consolidated Schedule of Stock Option Plans

A summary of the Company’s stock options from December 31, 2010 to June 30, 2011 is presented below:

	Shares under option	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009 (post conversion)	9,004,977	$0.26	5.20	$2.18
Exercisable at December 31, 2009 (post conversion)	5,884,246	$0.26	5.00	$2.54

Granted	5,871,025	$0.27	9.23	$0.07
Exercised	-	-	-	-
Expired		-	-	-
Cancelled	(3,607,784)	$0.26	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2010	11,268,218	$0.27	5.80	$1.67
Exercisable at December 31, 2010	9,168,806	$0.27	5.02	$1.86

Granted	15,043,068	$0.13	9.74	$0.03
Exercised	-	-	-	-
Expired	(3,481,133)	0.29		-
Cancelled	(949,931)	0.54	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2011	21,880,222	$0.17	8.90	$0.13
Exercisable at June 30, 2011	20,154,422	$0.17	9.04	$0.09

The fair value of stock options granted during the period ended June 30, 2011 was estimated using the Black-Scholes option pricing model with the assumption that no dividends are to be paid on common shares, a weighted average volatility factor for the Company’s share price of 20% (2010 – 20%), a weighted average risk free interest rate of 3.4% (2010 – 2.5%) over an expected term of 10 years (2010 - 10 years).

In 2011, the Company granted 993,068 stock options with strike prices ranging from $0.10 to $0.25 per common share and fair values ranging from $0.03 to $0.06 to employees. The fair values of these options get expensed over their vesting periods through 2014.

Also, in 2011, the Company granted 14,050,000 stock options with strike prices ranging from $0.10 to $0.25 per common share and fair values ranging from $0.01 to $0.06 to management and advisors. The fair values of these options are expensed over their vesting periods through 2014.

AISYSTEMS, INC.  (A development stage company)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

12.  Financial instruments

The Company, as part of its operations, carries a number of financial instruments. The Company is not exposed to significant interest, credit or currency risks arising from these financial instruments except as otherwise disclosed.

The Company’s financial instruments, including cash, accounts payable and accrued liabilities, notes payable to stockholders and loans payable to the controlling stockholder are carried at values that approximate their fair values due to their relatively short maturity periods.  The estimated fair value of related party loans is not practical to estimate, due to the related party nature of the underlying transactions.

Notes payable are carried at face value plus accrued interest in accordance to the agreements except where noted otherwise.

13. Subsequent events

In early July 2011, the Company entered into an agreement to allow certain investors to sell certain notes with principal and interest of $505,655 to a third party. The Company agreed with the third party to exchange these notes for a convertible note with certain redemption conditions attached to it. The notes bear interest at 10% and are due on March 5, 2012. 1,231,058 common shares related to this agreement have been issued as of August 19, 2011.

In early July 2011 the Company entered into equity subscription agreements with certain investors at a price of $0.50 per share resulting in 1,011,310 common shares which are yet to be issued.

The Company also entered into another transaction in which it sold a convertible note for $150,000.The note bears interest at 10% and is due March 5, 2012.

The Company issued 645,820 common shares in connection with $129,164 of subscription advances that were outstanding as at June 30, 2011. These shares were subscribed at $0.20 per share.

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

COMPANY OVERVIEW

On March 19, 2010, AISystems, Inc., formerly Wolf Resources Inc. (the “Company”) acquired Airline Intelligence Systems Inc. (“AIS”), a development stage software development company based in the State of Washington, focused on software for the airline industry. In accordance with the Share Exchange Agreement upon delivery of 100% of AIS stock, the Company issued a total of 116,250,000 shares which represented 75% of the issued and outstanding common stock on a fully diluted basis and a total of 2,329,905 shares or 100% of the issued and outstanding Series B preferred stock. As a result of the merger transaction, the Company is no longer considered to be a shell company for reporting purposes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

The core jetEngine system technology is the backbone of an integrated business platform solution that once completed and deployed by customers is expected to revolutionize the airline industry.  jetEngine is a new paradigm for strategic airline management that will enable the integration and control of a commercial airline’s business planning, schedule planning, revenue management and integrated operations functions. The Company is at various stages of discussion with a number of airlines worldwide, implementation and channel partners regarding the development and deployment of jetEngine. The Company signed AeroMexico as a customer on June 7, 2007 and realized $1 million in revenue from AeroMexico, but will not receive any further revenue as the contract is completed.

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

Management has placed its initial efforts on gaining market share within the airline industry through the sale of its jetEngine™ Business Planning Suite (“BPS”). Through the Company’s experiences and discussions with airlines it has decided to focus development attention on launching the BPS in an attempt to gain market share and then to have a natural progression to the releases of jetEngine™ O/S which contains Schedule Planning, Crew, Revenue Management and Integrated Operations. Management anticipates that the speed and ease of deployment of the BPS, along with aggressive pricing will lead to a rapid penetration of the market. Management further believes that once an airline has had the opportunity to work with BPS, it will be interested in implementing the full capabilities of jetEngine through the purchase of the entire platform. At this time, the Company has beta customers for its BPS product, but it is possible that, 1) The Company will not complete sales with potential customers, 2) that those sales will not be completed on terms favorable to the Company 3) that the Company will not have sufficient or the appropriate resources to complete the development of its product 4) that a competitive product will address the needs of the market before the Company is able to commercialize thereby significantly reducing the expected market opportunity, 5) the product as envisioned and developed by the Company will not meet the needs of customer and therefore never get deployed or achieve acceptance in the market place.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated interim financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.  This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates required for the preparation of the unaudited condensed consolidated financial statements included in Item 1 of this Report were those related to revenue recognition, stock based compensation, deferred income tax assets, liabilities, notes payable issued with warrants and contingencies surrounding litigation.  These estimates are considered significant because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.  Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, contingencies, and litigation.  Actual results could differ from these estimates.

The critical accounting policies used in the preparation of our interim condensed consolidated financial statements are discussed in our Form 10-K for the year ended December 31, 2010 filed with the SEC on April 15, 2011.  To aid in the understanding of our financial reporting, it is suggested that the condensed consolidated interim financial statements be read in conjunction with the financial statements and notes thereto, included in our Form 10-K filed April 15, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations for the six months ended June 30, 2011 and 2010 and for the period from December 7, 2005 (inception) to June 30, 2011.

The following tables set forth key components of our results of operations for the periods indicated in dollars.  The discussion following the table is based on these unaudited results.

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010	For the period from December 7, 2005 (inception) to June 30, 2011

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,000,000	$-	$1,000,000	$-	$1,000,000

Operating expenses

Salaries and benefits	$(381,520)	$(648,416)	$(888,068)	$(1,276,798)	$(17,692,707)
Outside Services	(350,024)	(822,625)	(835,697)	(1,517,570)	(12,572,020)
Travel, meals and entertainment	(11,917)	(62,246)	(51,978)	(113,554)	(2,672,733)
Office and general expense	10,705	(256,644)	(63,090)	(506,889)	(5,058,359)
	$(732,756)	$(1,789,931)	$(1,838,833)	$(3,414,811)	$(37,995,819)

Other expenses
Depreciation and amortization	(26,797)	(48,243)	(53,594)	(93,198)	(1,158,896)
Stock Based Compensation	(429,446)	(92,504)	(655,521)	(284,806)	(28,207,130)
	$(456,243)	$(140,747)	$(709,115)	$(378,004)	$(29,366,026)

Loss from operations	$(188,999)	$(1,930,678)	$(1,547,948)	$(3,792,815)	$(66,361,845)

Other income (expenses)
Interest (expense)	(117,922)	(68,304)	(323,099)	(156,922)	(3,964,419)
Interest income	-	-	-	-	114,610
Gain on extinguishment of debt	54,437	-	54,437	-	54,437
Other income (expense)	(10,964)	57,965	(56,634)	21,574	(58,240)
	$(74,449)	$(10,339)	$(325,296)	$(135,348)	$(3,853,612)

Net loss for the period	(263,448)	(1,941,017)	(1,873,244)	(3,928,163)	(70,215,457)

Deficit, beginning of the period	(69,952,009)	(63,327,999)	(68,342,213)	(61,340,853)	-

Deficit, end of the period	$(70,215,457)	$(65,269,016)	$(70,215,457)	$(65,269,016)	$(70,215,457)

Net loss per share attributable
to common stockholders

Basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Number of weighted average
common shares outstanding
basic and diluted	155,503,985	141,057,441	153,342,486	120,114,084

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 Revenues.

The Company is a development stage company and has earned $1 million in revenue from its inception in 2005 through June 30, 2011. The Company expects to earn additional revenue as it attracts customers and deploys software to those customers. At this time, the Company’s product remains under development and the Company has deployed products to beta customers but has yet to convert those beta customers to commercial customers.

On June 7, 2007, the Company signed AeroMexico as its first customer. The Company received $1 million in fees from AeroMexico but, since that contract term has ended, the Company does not expect any future revenues from AeroMexico.

Operating Expenses

For the six months ended June 30, 2011, the Company’s loss from operations was approximately $1.55 million as compared to approximately $3.79 million in the same period in 2010.  The Company’s losses from operations from inception (December 7, 2005) through June 30, 2011 are approximately $66.4 million. In the first two quarters of 2011, losses from operations were lower than in the same period in 2010 as the Company adjusted its business to align its business progress with financing available in the market to continue operations. Costs incurred for the six months ended June 30, 2011 and in the comparative periods related primarily to staff, facilities, consultants, advisors, legal, travel and other costs associated with seeking customers, investors and the continued development of software as the Company aims to establish a market for its technology rights. Since inception, the Company has expanded and contracted based upon access to capital, the availability of key resources and traction with potential customers.

For the six months ended June 30, 2011, compensation expense was approximately $0.89 million, a reduction from approximately $1.28 million in the comparative period in 2010. The decrease in compensation was due to a reduction in staff in 2011 since the Company’s development stage is getting closer to completion and also because of reduced access to capital brought on by the economic downturn.

For the six months ended June 30, 2011, outside services expense were approximately $0.84 million compared to approximately $1.52 million for the comparative period.  The decrease was due to a reduction in consultants used caused by a reduced need for such services as well as a reduced access to capital.

For the six months ended June 30, 2011, travel, meals and entertainment was approximately $0.05 million compared to approximately $0.11 million for the comparative period.

For the six months ended June 30, 2011, office and general expenses were approximately $0.06 million, down from approximately $0.51 million in the comparative period. The company reduced spending in this area due to reduced staffing needs and a reduced access to capital.

For the six months ended June 30, 2011, depreciation and amortization expenses was approximately $0.05 million compared to approximately $0.09 million in the comparative period of 2010 as the Company continued to write off its capital equipment acquired since inception over their estimated useful life.

For the six months ended June 30, 2011, stock based compensation was approximately $0.66 million compared to approximately $0.28 million in comparative period of 2010.  The increase is due in part to incentives offered to key personnel in lieu of cash compensations.

Other income (expenses)
Other expenses were approximately $0.33 million for the six months ended June 30, compared to approximately $0.14 million in 2010. Other income (expenses) were primarily comprised of interest expense on debt issued by the Company related to financing operations and for the acquisition of intellectual property.

Income tax expense

The income tax expense for the six months ended June 30, 2011 and 2010 was Nil as the Company has incurred operating losses since inception.

Net Loss

The Company’s net loss for the six months ended June 30, 2011 was approximately $1.87 million compared to approximately $3.93 million in the comparative period for 2010.

Equity Issuances in 2011

From January 1, 2011 to June 30, 2011, the Company issued 9,602,685 common shares for gross proceeds of $1,039,560.  $55,676 of the proceeds relate to subscriptions advanced prior 2011, $366,000 were cash proceeds and $617,884 of the proceeds related to the conversion of debt plus accrued interest. Of the proceeds related to the conversion of debt, $54,437 was attributed to a gain on the extinguishment of debt.

As of June 30, 2011, the Company has collected $432,746 of proceeds in advance of shares being issued. $382,746 of this amount was collected from the period January to June 30, 2011,of which $276,864 were cash proceeds and $105,882 related to debt conversions.

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

At June 30, 2011, the Company’s deficit accumulated during the development stage was approximately $70.2 million, and the Company had utilized cash in operating activities of $31.3 million. The Company has funded theses losses and cash flows through the sale of equity securities, the issuance of debt and from credit granted by vendors. The Company is also in arrears to certain creditors and in default under certain agreements which may have a material adverse effect on operations.

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

Lease obligations

The Company previously leased office space in Kirkland, Washington and currently leases office space in Bellevue, Washington and Toronto. The Toronto office lease is due to expire on May 2014 respectively and the Bellevue office lease began on February 14, 2011 and ended May 31, 2011.  From June 1, 2011 this lease reverted to a month to month lease. Total lease expense was $10,380 and $340,482 for the six months ended June 30, 2011 and 2010.  In April 2011, the Company terminated its Kirkland Agreement and agreed to a settlement amount of $180,000 payable in monthly installments over a 36 payment period starting in July 2011.  The expense for 2011 is a negative amount due to the write down related to the deferred lease obligation set up at the commencement of the lease.  The amount was written down due to the termination of the lease agreement as mentioned.

The Company also leases photocopiers, computer equipment and an apartment, expiring at various dates from 2011 to 2014.

The total future minimum lease payments by year for all operating leases are as follows:

December 31,	Total

2011	79,515
2012	159,031
2013	159,031
2014	74,364
Thereafter	-
$471,941

OFF-BALANCE SHEET ARRANGEMENTS

Exchange Right Agreement

The Company and Merus Capital I, L.P. (“Merus”) entered into an exchange right agreement (the “Agreement”), whereby Merus provided funding to the Company in exchange for, amongst other things, a right in liquidation for Merus to exchange common stock held by Merus at the time of the conversion (“Merus Securities”) into an unsecured promissory note with aggregate principle up to $5,000,000 paying interest at a rate of 5.00% per annum.  The term of the Agreement is the earlier of: (i) 36 months following a Going Public Transaction (as defined in the Agreement); (ii) Merus receiving the Note after exercising their rights under the Agreement; and (iii) Merus transferring any of the Merus Securities without the prior authorization of the Company. Management has reviewed the terms of the exchange right agreement and has determined that permanent equity classification is appropriate because all conditions under which the exchange right could be enforced are solely within the control of the Company.

Inflation.

Inflation did not have a significant impact on our results during the quarter and six months ended June 30, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

( a )           Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15 under the Securities Exchange Actof 1934 (the “1934 Act”), as of June 30, 2011, we carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that considering the reduced size of the Company, that our disclosure controls and procedures are working effectively to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  Management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.

( b )          Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the six months ended June 30, 2011, the Company converted $274,000 plus accrued interest of the 5% demand loans for 1,111,500 common shares and converted $237,000 of the 8% demand loans for 4,178,543 common shares, already issued and 3,780,000 common shares yet to be issued.

The common shares issued upon conversion of the notes to the investors was an unregistered sale of securities conducted upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D (“Regulation D”) promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

In accordance of SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AI SYSTEMS INC.

Date: August 19, 2011	By:	/s/ Stephen C. Johnston
Stephen C. Johnston
Chief Executive Officer Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)