Form 10-Q
period 2011-09-30
AISystems, Inc.
filed 2011-11-25
CIK 1328769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

AISystems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	000-52296	20-2414965
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

2711 Centerville Rd Wilmington, DE 19800
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 17, 2011, there were 162,723,368 common shares, $0.001 par value per share, issued and outstanding.

 TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010	4

	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the period from December 7, 2005 (inception) to September 30, 2011	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and the period from December 7, 2005 (inception) to September 30, 2011	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II.	Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES

AISYSTEMS, INC. ( A development stage company)
CONDENSED CONSOLIDATED FINANCIAL BALANCE SHEETS
(Expressed in US Dollars)

	September 30, 2011	December 31, 2010

Assets	(Unaudited)
Current Assets
Cash	$10,354	$11,261
Restricted cash	28	200
Total current cash assets	10,382	11,461
Prepaid expenses and other current assets	17,695	1,073,752
Total Current Assets	28,077	1,085,213
Property and equipment, net	78,446	298,349
Intellectual property	-	10
Total Assets	$106,523	$1,383,572

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$6,765,194	$5,720,388
Notes payable, less unamortized debt discounts of $304,864 and $0, respectively	3,958,252	4,795,813
Loans payable to controlling stockholder	1,026,802	1,009,627
Deferred revenue	-	1,000,000
Current portion of equipment loan	-	3,828
Total Current Liabilities	11,750,248	12,529,656
Deferred lease obligation	-	77,791
Long term portion of note payable	105,000	-
Total Liabilities	11,855,248	12,607,447

Stockholders' Deficiency
Preferred shares, $0.001 par value(Authorized 5,000,000):
Series B(Designated: 2,400,000): Issued 2,329,905	2,330	2,330
Series C(Designated: 1): Issued September 30, 2011: 1 and December 31,
2010: 0	-	-
Common shares(Authorized: 300,000,000) Issued: September 30,2011:
160,441,305 and December 31 2010:147,732,456	160,441	147,733
Additional paid in capital	59,429,777	57,054,133
Subscription advance (receivable)	621,203	(85,858)
Deficit accumulated during the development stage	(71,962,476)	(68,342,213)
Total Stockholders' Deficiency	(11,748,725)	(11,223,875)
Total Liabilities and Stockholders' Deficiency	$106,523	$1,383,572

See Accompanying Notes to Financial Statements

AISYSTEMS, INC. ( A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US Dollars)
(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	For the period from December 7, 2005 (inception) to September 30, 2011

Deferred fee revenue recognized on expiration of Aeromexico Software License Agreement	$-	$-	$1,000,000	$-	$1,000,000
Operating expenses
Salary and benefits	(492,871)	(558,098)	(1,380,939)	(1,834,896)	(18,185,578)
Outside services	(132,443)	(1,119,701)	(968,140)	(2,637,270)	(12,704,463)
Travel, meals and entertainment	(29,677)	11,564	(81,655)	(101,991)	(2,702,410)
Office and general expense	(69,513)	(268,114)	(132,603)	(775,004)	(5,127,872)
	(724,504)	(1,934,349)	(2,563,337)	(5,349,161)	(38,720,323)

Depreciation and amortization	(26,798)	(46,637)	(80,392)	(139,910)	(1,185,694)
Stock-based compensation	(398,126)	(144,939)	(1,053,647)	(429,745)	(28,605,256)
Loss from impairment of property and equipment expense	(139,522)	-	(139,522)	-	(139,522)
Total Operating Expense	(1,288,950)	(2,125,925)	(3,836,898)	(5,918,816)	(68,650,795)

Loss from operations	(1,288,950)	(2,125,925)	(2,836,898)	(5,918,816)	(67,650,795)

Other income(expenses)
Fair value of series C preferred stock issued to Dynamic on September 15, 2011	(100,000)	-	(100,000)	-	(100,000)
Interest(expenses), including accretion of debt discounts of $170,021 in the three and nine months ended September 30, 2011	(294,707)	(70,476)	(617,806)	(227,398)	(4,259,126)
Interest income	-	-	-	--	114,610
Gain on extinguishment of debt	-	-	54,437		54,437
Loss on termination of lease	(180,000)	-	(180,000)	-	(180,000)
Other income(expense)	116,638	(46,678)	60,004	(25,028)	58,398
Other income(expenses) -net	(458,069)	(117,154)	(783,365)	(252,426)	(4,311,681)
Net loss for the period	(1,747,019)	(2,243,079)	(3,620,263)	(6,171,242)	(71,962,476)

Net loss per share attributable to common stockholders

Basic and fully diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Number of weighted average common shares outstanding basic and diluted	159,003,285	141,767,342	155,229,606	127,974,981

See Accompanying Notes to Financial Statements

AISYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS
OF STOCKHOLDERS’ DEFICIENCY
(Expressed in US Dollars)

	B Preferred stock - number of shares #	B Preferred stock - amount $	C Preferred stock - number of shares #	C Preferred stock - amount $	Common stock - number of shares #	Common stock - amount $	Additional Paid in Capital $	Subscriptions Advanced (Receivable)	Deficit accumulated during the development stage $	Total $
Shares issued in consideration
of Intellectual Property ("IP")					19,153,414	19,153	(19,143)			10
Shares issued for cash during
the year, net of issuance costs of NIL					1,312,698	1,313	341,367			342,680
Net loss									(64,350)	(64,350)
Balance at December 31, 2005	-	-			20,466,112	20,466	322,224		(64,350)	278,340
Shares issued in consideration of IP					7,661,365	7,661	(7,661)			-
Special distribution in consideration of IP							(4,000,000)			(4,000,000)
Shares issued for cash during the year					6,518,673	6,519	3,490,881			3,497,400
Shares issued upon exercise of options					162,804	163	42,337			42,500
Stock based compensation							234,065			234,065
Net loss									(2,899,295)	(2,899,295)
Balance at December 31, 2006	-	-			34,808,954	34,809	81,846		(2,963,645)	(2,846,990)
Shares issued for cash during the year					6,264,028	6,264	8,768,637			8,774,901
Stock based compensation							17,245,216			17,245,216
Net loss									(24,382,325)	(24,382,325)
Balance at December 31, 2007	-	-			41,072,982	41,073	26,095,699		(27,345,970)	(1,209,198)
Shares issued in consideration of IP					1,915,341	1,915	(1,915)			-
Shares issued for cash during the year					1,618,204	1,618	8,447,028			8,448,646
Issuance of preferred shares	2,329,905	2,330								2,330
Dividend on common shares							(2,330)			(2,330)
Common share warrants issued in connection with debt							1,534,260			1,534,260
Shares issued in connection with exercise of warrants					29,707	30	280			310
Shares issued upon exercise of options					19,153	19	19,981			20,000
Stock based compensation							3,742,156			3,742,156
Net loss									(16,343,658)	(16,343,658)
Balance at December 31, 2008	2,329,905	2,330			44,655,387	44,656	39,835,158		(43,689,628)	(3,807,484)
Shares issued $0.75 per share for cash during the year					552,256	552	431,948			432,499
Shares issued $0.10 per share for cash during the year					14,679,904	14,680	1,518,196			1,532,876
Shares issued $0.25 per share for cash during the year					3,972,480	3,972	1,033,044			1,037,016
Consideration received for cancellation of IP							800,000			800,000
Cancellation of shares issued for IP					(1,915,341)	(1,915)	1,915			(0)
Conversion of warrants for anti dilution					6,459,189	6,459	(6,459)			0
Share issued on conversion of debt					2,214,553	2,215	1,732,113			1,734,328
Common share warrants issued in connection with debt							1,179,347			1,179,347
Stock based compensation					9,097,871	9,098	5,790,211			5,799,309
Shares issued in connection with exercise of warrants					5,248,493	5,248	(3,891)			1,357
Net loss									(17,651,225)	(17,651,225)
Balance at December 31, 2009	2,329,905	2,330			84,964,792	84,965	52,311,582		(61,340,853)	(8,941,976)
Series A shares delivered (Note 1)	(2,329,905)	(2,330)								(2,330)
Series B shares issued (Note 1)	2,329,905	2,330								2,330
Shares issued $0.25 for cash during the year					1,781,267	1,781	463,219			465,000
Shares issued $0.10 for cash during the year					8,735,810	8,736	903,457			912,193
Shares issued $0.20 for cash during the year					1,035,000	1,035	205,965			207,000
Subscriptions receivable					1,915,341	1,915	189,619	(191,534)		0
Subscriptions advances								105,676		105,676
Shares issued in connection with exercise of warrants					4,906,239	4,906	(91)			4,815
Stock-based compensation							530,863			530,863
Acquisition of Wolf Resources Inc.					38,754,000	38,754	(91,744)			(52,990)
Shares issued $ 0.45 per share for services during the year					25,000	25	11,225			11,250
Shares issued $ 0.50 per share for services during the year					1,450,000	1,450	723,550			725,000
Shares issued $ 0.42 per share for services during the year					2,200,000	2,200	921,800			924,000
Shares issued $ 0.49 per share for services during the year					1,625,007	1,625	794,629			796,254
Shares issued $ 0.27 per share for services during the year					300,000	300	80,700			81,000
Shares issued $ 0.24 per share for services during the year					40,000	40	9,360			9,400
Net loss									(7,001,360)	(7,001,360)
Balance at December 31, 2010	2,329,905	2,330			147,732,456	147,733	57,054,133	(85,858)	(68,342,213)	(11,223,875)
Shares issued $0.20 for cash during the period					1,450,000	1,450	288,550			290,000
Shares issued $0.10 for cash during the period					250,000	250	24,750			25,000
Shares issued $0.15 for cash during the period					340,000	340	50,660			51,000
Share issued for $ 0.16 from subscription advances					95,406	95	15,581	(15,676)		-
Share issued for $ 0.20 from subscription advances					200,000	200	39,800	(40,000)		-
Shares issued $ 0.25 per share for debt conversions					1,088,736	1,089	216,658			217,747
Shares issued $ 0.25 per share for debt conversions					2,000,000	2,000	198,000			200,000
Shares issued $ 0.056 per share for debt conversions					267,857	268	14,732			15,000
Shares issued $ 0.0533 per share for debt conversions					281,426	281	14,719			15,000
Shares issued $ 0.0347 per share for debt conversions					432,277	432	14,568			15,000
Shares issued $ 0.0269 per share for debt conversions					840,149	840	21,760			22,600
Shares issued $ 0.0343 per share for debt conversions					437,318	437	14,563			15,000
Shares issued $ 0.0277 per share for debt conversions					541,516	541	14,459			15,000
Shares issued $ 0.20 per share for debt conversions					78,000	78	15,522			15,600
Shares issued $ 0.025 per share for debt conversions					1,300,000	1,300	31,200			32,500
Subscription advances								276,864		276,864
Shares to be issued for debt conversions								105,880		105,880
Stock based compensation							655,525			655,525
Subscription advances								520,657		520,657
Subscriptions receivable								(140,664)		(140,664)
Share issued for $ 0.20 for previous subscription advance					50,000	50	9,950			10,000
Share issued for $ 0.20 for previous subscription advance					59,582	60	11,857			11,916
Share issued for $ 0.20 for previous subscription advance					59,582	60	11,857			11,916
Share issued for $ 0.20 for previous subscription advance					59,582	60	11,857			11,916
Share issued for $ 0.20 for previous subscription advance					59,582	60	11,857			11,916
Share issued for $ 0.20 for previous subscription advance					59,582	60	11,857			11,916
Share issued for $ 0.20 for previous subscription advance					59,582	60	11,857			11,916
Share issued for $ 0.20 for previous subscription advance					59,582	60	11,857			11,916
Share issued for $ 0.20 for previous subscription advance					59,582	60	11,857			11,916
Share issued for $ 0.20 for previous subscription advance					59,582	60	11,857			11,916
Share issued for $ 0.20 for previous subscription advance					59,582	60	11,857			11,916
Share issued for $0.0296 during the period from debt conversion					388,777	389	11,111			11,500
Share issued for $0.0226 during the period from debt conversion					447,000	447	9,664			10,111
Share issued for $0.0177 during the period from debt conversion					395,281	395	6,605			7,000
Share issued for $0.0122 during the period from debt conversion					1,229,286	1,229	13,815			15,044
Series C Shares issued			1	-			100,000			100,000
Beneficial conversion feature of convertible debt issued July 5, 2012							474,885			474,885
Net loss									(3,620,263)	(3,620,263)
Balance at September 30, 2011 (Unaudited)	2,329,905	2,330	1	-	160,441,305	160,441	59,429,777	621,203	(71,962,476)	(11,748,725)

See Accompanying Notes to Financial Statements

AISYSTEMS, INC. ( A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWs
(Expressed in US Dollars)
(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	For the period from December 7, 2005 (inception) to September 30, 2011

Operating activities
Net Loss	$(3,620,263)	$(6,171,242)	$(71,962,476)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219,903	139,910	1,325,205
Accretion of debt discounts on notes	170,021	15,478	2,646,156
Shares issued for services to be received	-	-	1,496,278
Fair value of series C preferred stock issued to Dynamic on September 15, 2011	100,000		100,000
Stock-based compensation	1,053,647	429,745	28,605,255
Deferred fee revenue recognized on expiration of Aeromexico Software License Agreement	(1,000,000)	-	-
Deferred lease obligation	(77,791)	(17,208)	-
Interest expense on notes payable to shareholders	418,611	-	418,611
Interest expense on loan payable to controlling shareholders	29,175	29,175	456,773
Gain on extinguishment of debt	(54,437)	-	(54,437)
Loss from impairment of property and equipment	139,522	-	139,522
Loss on termination of lease (net of $10,000 paid prior to September 30, 2011)	170,000		170,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	657,931	(1,281,743)	634,806
Common shares issued for services
Accounts payable and accrued liabilities	1,108,599	1,816,791	7,302,941
Loans receivable from employee	-	(407)	(478,129)
Other	-	(5,740)	-
Net cash used in operating activities	(685,082)	(5,045,241)	(29,199,495)

Investing activities
Increase/(decrease) in bank deposit and restricted cash	-	618,104	-
Purchase of property and equipment	-	(1,900)	(1,269,992)
Net cash provided by (used in) investing activities	-	616,204	(1,269,992)
Financing activities
Proceeds from shares issued and subscriptions	520,657	3,818,022	25,832,443
Proceeds from notes payable to stockholders	150,000	545,050	4,863,690
Proceeds from (repayment of) loans payable to controlling stockholder	17,175	-	(112,963)
Proceeds from loans from related party	-	3,887	44,444
Proceeds from (repayment of) equipment loan	(3,828)	(1,842)	5,693
Subscriptions receivable		15,825
Bank Indebtedness	-	15,118	-
Payment on obligation under capital lease	-	-	(153,437)
Net cash provided by financing activities	684,004	4,396,060	30,479,870
Net increase(decrease) in cash	(1,079)	(32,977)	10,382
Cash, beginning of period	11,461	32,977	-
Cash end of period	$10,382	$-	$10,382

See Accompanying Notes to Financial Statements

 AISYSTEMS, INC. (A development stage company)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.   Organization

Airline Intelligence Systems Inc. (“AIS”) was incorporated on December 7, 2005 under Delaware General Corporation Law. Since its inception, AIS’s efforts have been devoted to the development of the unique proprietary operating system jetEngine™, which management believed would be a new paradigm for strategic airline management that enables the integration and control of an airline’s schedule planning, revenue management,  and irregular operations functions, amongst other things. AIS has two wholly owned Canadian subsidiaries Airline Intelligence Systems Corp. and AIS Services Canada Inc. The subsidiaries provide management services and corporate services to the parent company.

AIS completed a 2 for 1 stock split on June 11, 2007. All amounts shown and incorporated in these condensed consolidated interim financial statements are shown on a post-split basis as if the stock split had occurred on the earliest reported date.

On March 19, 2010, AISystems, Inc. (the “Company”), formerly Wolf Resources Inc. (a publicly listed shell company incorporated in Nevada on February 22, 2005), acquired AIS. In accordance with the Share Exchange Agreement, each issued and outstanding common share of AIS was converted for 0.95767068 common share of the Company and each issued and outstanding Series A preferred share of AIS was converted for one Series B preferred share of the Company (“reverse merger”). As a result of the transaction, the Company is no longer considered to be a shell company for reporting purposes.

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

On September 7, 2011, Dynamic Intelligence Inc. (“Dynamic”) provided the Company with a Notice of Non-Renewal, pursuant to an Intellectual Property Agreement (the “Agreement”) entered into by the parties on December 9, 2005. Pursuant to the terms of the Agreement, the term of the Agreement would be automatically and continuously extended in one (1) year increments unless either party provided notice of non-renewal at least ninety (90) days before the end of the then-current term. Due to Dynamic’s Notice of Non-Renewal, the Agreement will not renew on December 9, 2011.

The Agreement provided the Company with an exclusive and perpetual license to Dynamic’s  intellectual property, which permitted the Company to use such proprietary technology to develop a unique proprietary business platform for the airline industry that is comprised of systems and mathematical algorithms capable of generating significant improvements in strategic planning capabilities, resource scheduling, revenue management and integrated operations.

2.   Going concern and management’s plans

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern. The Company has yet to fully commercialize its technologies and consequently has incurred significant losses since its inception. At September 30, 2011, the Company’s deficit accumulated during the development stage is approximately $72.0 million, and the Company had utilized cash in operating activities of approximately $29.2 million. The Company has funded these losses and cash flows through the sale of equity securities, the issuance of debt and from credit granted by vendors. The Company is also in arrears to certain creditors and in default under certain agreements which may have a material adverse effect on operations or lead to the ceasing of operations.

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

3.  Interim Financial Statements

These unaudited condensed consolidated interim financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 and for the period from December 7, 2005 (inception) to September 30, 2011 have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position of the Company as at September 30, 2011, and the results of its operations and its cash flows for the three and nine month periods ending September 30, 2011 and 2010 and for the period from December 7, 2005 (inception) to September 30, 2011. The financial data and other information disclosed in these notes to the unaudited condensed consolidated interim financial statements related to these periods are unaudited and certain information and footnote data necessary for fair presentation of financial position and results of operations in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore it is suggested that these unaudited condensed consolidated interim financial statements be read in conjunction with the financial statements and notes thereto, included in a Form 10-K filed April 15, 2011. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ended December 31, 2011. The balance sheet as at December 31, 2010 has been derived from the audited financial statements at that date.

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

5.  Property and equipment

	September 30, 2011	December 31, 2010
Computer equipment	$905,117	$905,117
Office equipment	265,379	265,379
Vehicle	28,706	28,706
Computer software	115,042	115,042
	1,314,244	1,314,244
Less: accumulated depreciation and impairment	(1,235,798)	(1,015,895)
	$78,446	$298,349

At September 30, 2011, due to the September 7, 2011 notice of non-renewal from Dynamic Intelligence Inc. (“Dynamic”) and the November 9, 2011 assignment of its lease the Company recorded  a loss from impairment of property and equipment of $139,522 ($78,298 for computer equipment, $60,977 for office equipment, $237 for computer software and $10 for intellectual property) to reduce the net book value of property and equipment from $217,968 to $78,446, the estimated recovery amount of the respective assets.

Depreciation expense was $26,797 and $46,637 for the three months ended September 30, 2011 and 2010 respectively, and $80,391 and $139,910 for the nine months ended September 30, 2011 and 2010 respectively.

6.  Notes payable

Loans payable to Dynamic Intelligence Inc. (“Dynamic”)

The loans payable to the controlling stockholder, Dynamic, at September 30, 2011 are $1,026,802 (December 31, 2010: $1,009,627).  The loans carry an interest rate of 5% and are unsecured, with no fixed terms of repayment. Dynamic has substantial voting control by virtue of its common stock and preferred stock ownership.

The Company paid $12,000 interest payable on August 2011, and all other remaining accrued interest on these loans is outstanding at September 30, 2011.  Interest expense on these loans was $9,725, for each of the three months ended September 30, 2011 and 2010 and $29,175 for each of the nine months ended September 30, 2011 and 2010.

In addition, the Company owes Dynamic unsecured loans payable of $1,200,000, which is past due and in default, bears interest at rates ranging from 5% to 8%, and is included in notes payable.

Notes payable with detachable warrants

The notes payable to stockholders with detachable warrants at September 30, 2011 are $3,758,750 (December 31, 2010: $3,773,750). The notes carry interest rates ranging from 5% to 18% and are unsecured.

All accrued interest on these notes remains outstanding at September 30, 2011.

Guarantee Notes

The Company entered into a bond agreement during 2009 with a third party to provide a guarantee of notes to be issued by the Company. Under this bond, the Company issued $150,000 of notes bearing interest of 18% that were due August 2010. These notes also included a total of 250,000 common stock warrants with a strike price of $0.001 and fair value of $39,894. Pursuant to the agreement, the Company is required to set aside in a separate bank account  5% of all the future funds raised in excess of $1,000,000.  On March 13, 2010, the Company repaid $60,000 of the amounts owing under this note. On April 13, 2010, the Company paid an additional $60,000 of the amounts owing under this note. Between May 3, 2011 and June 27, 2011, an additional $5,000 of the amounts owing were repaid.  Between June 30 and September 30, 2011, an additional $3,000 was repaid.

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

Demand Loan

During the period ended June 30, 2011, the Company settled in full a $264,000 promissory note that was due on demand, with principle plus accrued interest of $272,184, for 1,088,736 common shares. This resulted in a gain on extinguishment of debt of $54,437.

Promissory Notes

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

In July 2011, the Company issued a 10 percent interest rate convertible note of $505,655.19. The maturity date is on March 5, 2012. A group of notes and accrued interest which total $505,655.19 owed to various debt holders were cancelled. This transaction was treated as a modification of the debt and accordingly the related $366,264 beneficial conversion feature was recorded as a discount on the debt and is being amortized over the new term to maturity with an additional charge to interest expense ($131,132 for the period July 5, 2011 to September 30, 2011).

In July 2011, the Company issued a 10 percent convertible promissory note of $150,000. The maturity date is on March 5, 2012. The related $108,621 beneficial conversion feature was recorded as a discount on the debt and is being amortized over the new term to maturity with an additional charge to interest expense ($38,889 for the period July 5, 2011 to September 30, 2011).

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

In 2011, the Company converted $32,115 including interest of the 10% promissory notes for 2,071,567 common shares issued, in accordance with the conversion ratio as stipulated in the agreement.

In summary, from January to September 2011, the Company issued in connection with the demand loans and promissory notes above, a total of 8,250,110 common shares with a total value of $377,815 in connection with conversions of notes payable to stockholders.

7.   Lease obligations, commitments and Contingencies

(A) Lease obligations

The Company previously leased office space in Kirkland, Washington and currently leases office space in Bellevue, Washington and Toronto. The Toronto office lease is due to expire on May 2014 and the Bellevue office lease began on February 14, 2011 and ended May 31, 2011.  From June 1, 2011 this lease reverted to a month to month lease. Total lease expense was $10,380 and $510,723 for the nine months ended September 30, 2011 and 2010. In April 2011, the Company terminated its Kirkland Agreement and agreed to a settlement amount of $180,000 payable in monthly installments over a 36 payment period starting in July 2011. The $180,000 has been reflected as a loss on termination of lease in the statement of operations for the nine months ended September 30, 2011 and the remaining $170,000 due at September 30, 2011 has been included in notes payable.

The Company is currently in default under the conditions of this settlement agreement.

The Company also leases photocopiers, computer equipment and previously leased an apartment, expiring at various dates from 2011 to 2014.

The total future minimum lease payments by year for all operating leases are as follows:

Lease obligations

December 31,	Total

2011	24,768
2012	99,031
2013	99,031
2014	44,364
Thereafter	-
$267,184

7.     Lease obligations, commitments and contingencies (continued)

(B) Contingencies

Except as noted below, there are no outstanding judgments against the Company or any consent decrees or injunctions to which the Company is subject or by which its assets are bound and there are no claims, proceedings, actions or lawsuits in existence, or to the Company’s knowledge threatened or asserted, against the Company or with respect to any of the assets of the Company that would materially and adversely affect the business, property or financial condition of the Company, including but not limited to environmental actions or claims. However, from time to time, the Company is involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

In 2010, the Company entered into consulting agreements with various investor relations firms and business development service firms in exchange for fees and/or common shares of the Company to be issued subsequent to December 31, 2010. Compensation for such services is to be expensed over the respective terms of the agreements, as services are rendered.

The summons and complaint that was outstanding with Devon James Associates Inc. and Colleen Aylward against AIS was settled on July 13, 2011. AIS is currently in default with respect to the Settlement Agreement executed with Devon James Associates Inc. and Colleen Aylward and the Company has been notified that Judgment may be filed in respect to this action.

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

9.      Stockholders’ deficiency

The authorized capital of the Company consisted of: (i) 300,000,000 common shares (as amended on March 25, 2010), 160,441,305 shares of which were issued and outstanding at September 30, 2011 (December 31, 2010 – 147,732,455) and (ii) 20,000,000 shares of preferred stock of the Company, which have been designated as Series B Preferred Stock (“Series B Preferred”), with 2,329,905 issued at September 30, 2011 (December 31, 2010 – 2,329,905), and Series C Preferred Stock, with 1 share issued at September 30, 2011. The common shares issued to the former stockholders of AIS became free trading shares one year following the completion of the merger.

On September 15, 2011 the Company issued 1 share of its newly designated Series C Preferred Stock to Dynamic Intelligence Inc. (Dynamic), its controlling stockholder and a debtholder (see Note 6). The transaction has been reflected as other expense in the amount of $100,000. Series C Preferred Stockholders are entitled to  3 times Y votes (3xY) where Y equals the sum of all shares issued at the time of voting.  The Series C Preferred Stock is redeemable at the option of the Preferred Stockholders at a price of $0.001 per share.

The holders of C Preferred Stock are not entitled to receive any dividends with respect to their shares of Series C Preferred Stock.  In the event of liquidation, the holders of the Series C Preferred Stock are entitled to receive $0.001 per share in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock or any other series of Preferred Stock that is not expressly senior to or paripassu with the Series C Preferred Stock.

Exchange Right Agreement

In January 2010, the Company and Merus Capital I, L.P. (“Merus”) entered into an exchange right agreement (the “Agreement”), whereby Merus provided funding to the Company in exchange for, amongst other things, a right in liquidation for Merus to exchange common shares held by Merus at the time of the conversion (“Merus Securities”) into an unsecured promissory note with aggregate principal up to $5,000,000 paying interest at a rate of 5.00% per annum.  The term of the Agreement is the earlier of: (i) 36 months following a Going Public Transaction (as defined in the Agreement); (ii) Merus receiving the Note after exercising their rights under the Agreement; and (iii) Merus transferring any of the Merus Securities without the prior authorization of the Company. Management has reviewed the terms of the exchange right agreement and has determined that permanent equity classification is appropriate because all conditions under which the exchange right could be enforced are solely within the control of the Company.

10.  Income taxes

The Company has made no provision for income taxes since inception and for the periods presented as the Company has incurred net losses. Based on statutory rates, the Company’s expected income tax benefit from these losses based on the accounting loss for the nine months ended September 30, 2011 and 2010 and for the period from December 7, 2005 (inception) to September 30, 2011 would be $1,207,585, $2,158,258 and $25,127,359 respectively.

The future benefit of net operating loss carry forwards to the Company may be limited by on an annual basis and in total by Section 382 of the United States Internal Revenue Code as a result of prior ownership changes and depending on future ownership changes.

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

(A) Consolidated Schedule of Stock Option Plans

A summary of the Company’s stock options from December 31, 2010 to September 30, 2011 is presented below:

	Shares under option	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009 (post conversion)	9,004,977	$0.26	5.20	$2.18
Exercisable at December 31, 2009 (post conversion)	5,884,246	$0.26	5.00	$2.54

Granted	5,871,025	$0.27	9.23	$0.07
Exercised	-	-	-	-
Expired		-	-	-
Cancelled	(3,607,784)	$0.26	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2010	11,268,218	$0.27	5.80	$1.67
Exercisable at December 31, 2010	9,168,806	$0.27	5.02	$1.86

Granted	15,043,068	$0.13	9.74	$0.03
Exercised	-	-	-	-
Expired	(3,481,133)	0.29		-
Cancelled	(949,931)	0.54	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2011	21,880,222	$0.17	8.90	$0.13
Exercisable at September 30, 2011	20,154,422	$0.17	9.04	$0.09

The fair value of stock options granted during the period ended September 30, 2011 was estimated using the Black-Scholes option pricing model with the assumption that no dividends are to be paid on common shares, a weighted average volatility factor for the Company’s share price of 20% (2010 – 20%), a weighted average risk free interest rate of 3.4% (2010 – 2.5%) over an expected term of 10 years (2010 - 10 years).

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

13. Subsequent events

On October 14th, 2011 AIS terminated all of its remaining employees except for its CEO/CFO as it was unable to meet payroll commitments. Based on the notice of termination on October 14, 2011, the Company is responsible for approximately $50,000 in severance payments by virtue of employment agreements with 4 key employees that provide for one month salary in lieu of notice requirements. The Company will incur a charge to operations of approximately $50,000 in the three months ending December 31, 2011.

On November 9, 2011, the Company entered into an agreement with a third party (with the consent of the landlord) to assign its rights relating to its Toronto office lease for the remaining term through May 2014 at the same monthly rate. The assignment provides that, in the event that the third party is unable to meet the rent obligations, the Company will continue to be responsible for the amounts due under the original lease (aggregating $242,110 at November 9, 2011).

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

 Forward Looking Information

This Quarterly Report on Form 10-Q (the “Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management.  When used in this document, the words “may”, "will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements.  You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties, as noted in the Company’s Annual Report on Form 10K for the year ended December 31, 2010, filed with the SEC, and as noted below.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.  We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

Business History

Airline Intelligence Systems Inc. was incorporated in Delaware in December 2005.  The business was initiated by Stephen Johnston and Roy Miller, with the intention of solving one of the most difficult planning and scheduling problems facing the commercial airline industry today enabling the integration and control of an airline’s Planning, Revenue Management and Operations functions in real time. Stephen Johnston remained as the Chief Executive Officer and has assumed the role of Chief Financial Officer as of June 23, 2010 until a successor has been elected and qualified.

On September 16th, 2011 Mr. Stephen C. Johnston resigned from the Company’s Board of Directors.

On September 23rd, 2011, Mr. Johnston resigned as President and Chief Executive Officer of the Company.

The Board has appointed David Haines to serve as Chief Executive Officer and Chief Financial Officer on an interim basis.

Business background

The Company negotiated an exclusive licensing right to develop and market a proprietary business platform called jetEngine™ (“jetEngine”) for the airline industry and is in the process of building a software program while simultaneously creating an infrastructure for sustainable growth prepared to enter the commercial stage of its business life cycle.

The Company has received a Notice of non-renewal with regard to this technology license.

On September 7, 2011, Dynamic Intelligence Inc. (“Dynamic”) provided the Company with a Notice of Non-Renewal, pursuant to an Intellectual Property Agreement (the “Agreement”) entered into by the parties on December 9, 2005. Pursuant to the terms of the Agreement, the term of the Agreement would be automatically and continuously extended in one (1) year increments unless either party provided notice of non-renewal at least ninety (90) days before the end of the then-current term. Due to Dynamic’s Notice of Non-Renewal, the Agreement will not renew on December 9, 2011.

The Agreement provided the Company with an exclusive and perpetual license to Dynamic’s  intellectual property, which permitted the Company to use such proprietary technology to develop a unique proprietary business platform for the airline industry that is comprised of systems and mathematical algorithms capable of generating significant improvements in strategic planning capabilities, resource scheduling, revenue management and integrated operations.

The Company currently anticipates the implementation of its business plan would require additional investment capital. The Company has attempted to complete $5 million to $10 million in equity financing in 2011. These funds would be used to engage potential customers, to fund product development, for working capital purposes, for repayment of debt and for other corporate purposes.

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

At this time it is possible that, 1) The Company will not complete sales with potential customers, 2) that those sales will not be completed on terms favorable to the Company 3) that the Company will not have sufficient or the appropriate resources to complete the development of its product 4) that a competitive product will address the needs of the market before the Company is able to commercialize thereby significantly reducing the expected market opportunity, 5) the product as envisioned and developed by the Company will not meet the needs of customer and therefore never get deployed or achieve acceptance in the market place, 6) that the Company will be unable to engage with additional customers without access to the technology license, for which they received a notice of Non-renewal on September 7, 2011.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations for the nine months ended September 30, 2011 and 2010 and for the period from December 7, 2005 (inception) to September 30, 2011.

The following tables set forth key components of our results of operations for the periods indicated in dollars.  The discussion following the table is based on these unaudited results.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	For the period from December 7, 2005 (inception) to September 30, 2011

Deferred fee revenue recognized on expiration of Aeromexico Software License Agreement	$-	$-	$1,000,000	$-	$1,000,000
Operating expenses
Salary and benefits	(492,871)	(558,098)	(1,380,939)	(1,834,896)	(18,185,578)
Outside services	(132,443)	(1,119,701)	(968,140)	(2,637,270)	(12,704,463)
Travel, meals and entertainment	(29,677)	11,564	(81,655)	(101,991)	(2,702,410)
Office and general expense	(69,513)	(268,114)	(132,603)	(775,004)	(5,127,872)
	(724,504)	(1,934,349)	(2,563,337)	(5,349,161)	(38,720,323)

Depreciation and amortization	(26,798)	(46,637)	(80,392)	(139,910)	(1,185,694)
Stock-based compensation	(398,126)	(144,939)	(1,053,647)	(429,745)	(28,605,256)
Loss from impairment of property and equipment expense	(139,522)	-	(139,522)	-	(139,522)
Total Operating Expense	(1,288,950)	(2,125,925)	(3,836,898)	(5,918,816)	(68,650,795)

Loss from operations	(1,288,950)	(2,125,925)	(2,836,898)	(5,918,816)	(67,650,795)

Other income(expenses)
Fair value of series C preferred stock issued to Dynamic on September 15, 2011	(100,000)	-	(100,000)	-	(100,000)
Interest(expenses), including accretion of debt discounts of $170,021 in the three and nine months ended September 30, 2011	(294,707)	(70,476)	(617,806)	(227,398)	(4,259,126)
Interest income	-	-	-	--	114,610
Gain on extinguishment of debt	-	-	54,437		54,437
Loss on termination of lease	(180,000)	-	(180,000)	-	(180,000)
Other income(expense)	116,638	(46,678)	60,004	(25,028)	58,398
Other income(expenses) -net	(458,069)	(117,154)	(783,365)	(252,426)	(4,311,681)
Net loss for the period	(1,747,019)	(2,243,079)	(3,620,263)	(6,171,242)	(71,962,476)

Net loss per share attributable to common stockholders

Basic and fully diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Number of weighted average common shares outstanding basic and diluted	159,003,285	141,767,342	155,229,606	127,974,981

Revenues.

The Company is a development stage company and has earned $1 million in revenue from its inception in 2005 through September 30, 2011. At this time, the Company’s product remains under development and the Company has deployed products to beta customers but has yet to convert those beta customers to commercial customers.

On June 7, 2007, the Company signed AeroMexico as its first customer. The Company received $1 million in fees from AeroMexico but, since that contract term has ended, the Company does not expect any future revenues from AeroMexico.

Operating Expenses

For the nine months ended September 30, 2011, the Company’s loss from operations was $2,836,898 as compared to approximately $5,918,816 in the same period in 2010.  The Company’s losses from operations from inception (December 7, 2005) through September 30, 2011 are $67,650,795. In the first three quarters of 2011, losses from operations were lower than in the same period in 2010 as the Company adjusted its business to align its business progress with financing available in the market to continue operations. Costs incurred for the nine months ended September 30, 2011 and in the comparative periods related primarily to staff, facilities, consultants, advisors, legal, travel and other costs associated with seeking customers, investors and the continued development of software as the Company aims to establish a market for its technology rights. Since inception, the Company has expanded and contracted based upon access to capital, the availability of key resources and traction with potential customers.

Income tax expense

The income tax expense for the nine months ended September 30, 2011 and 2010 was Nil as the Company has incurred operating losses since inception.

Equity Issuances in 2011

From January 1, 2011 to September 30, 2011, the Company issued 12,708,849 common shares for gross proceeds of $1,039,560.  $55,676 of the proceeds relate to subscriptions advanced prior 2011, $366,000 were cash proceeds and $617,884 of the proceeds related to the conversion of debt plus accrued interest. Of the proceeds related to the conversion of debt, $54,437 was attributed to a gain on the extinguishment of debt.

As of September 30, 2011, the Company has collected $432,746 of proceeds in advance of shares being issued. $382,746 of this amount was collected from the period January to June 30, 2011, of which $276,864 were cash proceeds and $105,882 related to debt conversions.

Between June 30, 2011 and September 30, 2011, the company collected $520,656.50 of proceeds in advance of shares being issued. The Company will issue 1,386,313 shares as a result of these subscriptions.

On September 8, 2011 The Company’s Board of Directors approved the Designation and Issuance of one (1) Series C Preferred Share that holds specific voting powers in the Company.

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

The Company has attempted to raise $5 million to $10 million in equity in 2011, which would be used to fund operations, improve working capital and to reduce maturing and past due debt. Should the Company be unable to raise this amount of capital its operating plans to fund our business and financial performance could be adversely affected.  As of the date of this filing, the Company has not been successful in obtaining this equity.

The Company has yet to fully commercialize its technologies and consequently has incurred significant losses since its inception.

At September 30, 2011, the Company’s deficit accumulated during the development stage was approximately $71,962,476 and the Company had utilized cash in operating activities of $29,199,495. The Company has funded these losses and cash flows through the sale of equity securities, the issuance of debt and from credit granted by vendors. The Company is also in arrears to certain creditors and in default under certain agreements which may have a material adverse effect on operations.

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

Inflation.

Inflation did not have a significant impact on our results during the quarter and nine months ended September 30, 2011.

Subsequent Events.

On October 14th, 2011, Except for our CEO/CFO, AIS terminated all of its remaining employees as it was unable to meet payroll commitments.

On November 9, 2011, the Company entered into an agreement to assign its last remaining office lease commitment to a third party, and is looking for purchasers of various non-core assets in an attempt to raise capital in order to satisfy its commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2011, we carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that considering the reduced size of the Company, that our disclosure controls and procedures are working effectively to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  Management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as noted below, there are no outstanding judgments against the Company or any consent decrees or injunctions to which the Company is subject or by which its assets are bound and there are no claims, proceedings, actions or lawsuits in existence, or to the Company’s knowledge threatened or asserted, against the Company or with respect to any of the assets of the Company that would materially and adversely affect the business, property or financial condition of the Company, including but not limited to environmental actions or claims. However, from time to time, the Company is involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Devon James Associates Inc. and Colleen Aylward – On July 8, 2011, AIS entered into a settlement agreement with Devon James Associates Inc. and Colleen Aylward with regard to potential litigation.  AIS is currently in default with respect to this settlement agreement.  The potential litigation related to fees outstanding in relation to certain recruiting activities.

Carillon Properties: AIS entered into a settlement agreement on April 4, 2011 with Carillon Properties with respect to potential litigation with regard to unpaid rent. AIS is currently in default with respect to this settlement. The claim related to potential lease obligation with respect to the Company’s Carillon Point location.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between June 30, 2011 and September 30, 2011, the company collected $520,656.50 of proceeds in a private placement transaction. The Company will issue 1,386,313 shares as a result of these subscriptions.

The common shares to be issued to the investors in the private placement transaction was an unregistered sale of securities conducted upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D (“Regulation D”) promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).

In accordance of SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AI SYSTEMS INC.

Date: November 25, 2011	By:	/s/ David Haines
David Haines
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)