Form 10-K
period 2011-12-31
AISystems, Inc.
filed 2012-05-17
CIK 1328769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

AISystems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-2414965
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2711 Centerville Rd.
Wilmington, Delaware
19808
 (Address of principal executive offices)

Copies of communications to:

Gregg E. Jaclin, Esq.
Anslow + Jaclin,  LLP
195 Route 9 South, Suite 204
Manalapan, New Jersey 07726
(732) 409-1212

Registrant’s telephone number, including area code: (302) 351-2515
Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Title of each class to be registered:
Common stock, par value $.001

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As at May 17, 2012, there were 553,700,367 shares of Common Stock, $0.001 par value per share issued and outstanding.

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

On September 7, 2011, the Company received a Notice of Non-Renewal, pursuant to an Intellectual Property Agreement (the “Agreement”) entered on December 9, 2005. Pursuant to the terms of the Agreement, the term of the Agreement would be automatically and continuously extended in one (1) year increments unless either party provided notice of non-renewal at least ninety (90) days before the end of the then-current term. Due to Dynamic’s Notice of Non-Renewal, the Agreement did not renew on December 9, 2011.

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

On April 19, 2012, we into a letter of intent with Kool Telecom Ltd. (“Kool”). Pursuant to the Letter of Intent, we will commence the negotiation and preparation of a share exchange agreement whereby we will acquire 100% of the shares of Kool for a certain number of shares of the Company’s common stock. The Letter of Intent may be terminated at the earlier of: (a) mutual written consent of both the Company and Kool, or (b) at 5:00 pm EST on July 19, 2012. There is no guarantee that we will be able to successfully negotiate a share exchange agreement with Kool.

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

On September 16, 2011 Mr. Stephen C. Johnston resigned from the Company’s Board of Directors.

On September 23, 2011, Mr. Johnston resigned as President and Chief Executive Officer of the Company.

On September 23, 2011, the Board appointed David Haines to serve as Chief Executive Officer and Chief Financial Officer on an interim basis.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC, including, but not limited to , our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  You may obtain copies of these reports directly from us or from the SEC at the SEC Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov. For further discussion concerning the Company’s business, see the information included in Item 7 (Management’s Discussion and Analysis of Financial Condition and results of Operations) and Item 8 (Financial Statements and Supplementary Data) of this Report.

Item 1A.	Risk Factors

Not Applicable to Smaller Reporting Companies

Item 1B.	Unresolved Staff Comments

Not Applicable to Smaller Reporting Companies

Item 2.	Properties

Our principal executive offices are located at 2711 Centerville Rd, Wilmington, DE 19800

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

 Not applicable.

PART II

Item 5.	Market For Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol ASYI.

Price Range of Common Stock

The Company’s common stock is quoted on the Over the Counter Bulletin Board ("OTC: BB") under the symbol “ASYI.OB”.

The following table sets forth the high and low trade information for our common stock for each quarter for the previous year. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011:
High	$-	$-	$0.03	$0.02
Low	$-	$-	$0.02	$0.01

Holders of Capital Stock

We have 265 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(1)	We would not be able to pay our debts as they become due in the usual course of business; or

(2)
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

Business History

Airline Intelligence Systems Inc. was incorporated in Delaware in December 2005.  The business was initiated with the intention of solving one of the most difficult planning and scheduling problems facing the commercial airline industry today enabling the integration and control of an airline’s Planning, Revenue Management and Operations functions in real time. Stephen Johnston remained as the Chief Executive Officer and had assumed the role of Chief Financial Officer as of June 23, 2010 until a successor was elected and qualified.

On September 16th, 2011 Mr. Stephen C. Johnston resigned from the Company’s Board of Directors.

On September 23rd, 2011, Mr. Johnston resigned as President, Chief Executive Officer and Chief Financial Officer of the Company.

On September 23, 2011, the Board appointed Mr. David Haines to serve as Chief Executive Officer and Chief Financial Officer on an interim basis.

On October 14th, 2011, except for our CEO/CFO, AIS terminated all of its remaining employees as it was unable to meet payroll commitments.

On November 9, 2011, the Company entered into an agreement to assign its last remaining office lease commitment to a third party, and is looking for purchasers of various non-core assets in an attempt to raise capital in order to satisfy its commitments.  At that point the Company was focused on maintaining low operating costs, examining avenues to reduce its debt load and pursuing other business opportunities.

As is reflected in the attached statement of operations, operating losses were reduced dramatically during this period.

Letter of Intent with Kool Telecom Ltd.

On December 9, 2011, the Company executed a Letter of Intent to acquire Birthday Slam Corporation.  Subsequent to December 31, 2011, this Letter of Intent was terminated, as the Company executed a Letter of Intent to merge with Kool Telecom Ltd.

Divestment of AIS Subsidiary

On March 13, 2012, the Company divested its subsidiary AIS pursuant to a Stock Transfer Agreement (the “STA”) with Rocmar Farms Limited (“Rocmar”).  The STA provided for the Company’s delivery of all of its AIS shares to Rocmar in exchange for Rocmar’s delivery of a promissory note payable to the Company in the amount of $100,000.  The STA also provided that the Company agreed to be responsible for certain liabilities (approximately $3,130,000 of notes and loans payable, including approximately $1,976,000 due to the controlling stockholder of the Company, and approximately $2,004,000 of accrued compensation) of AIS.

Increase in Authorized Shares

On April 5, 2012, the Company increased its authorized shares of common stock, $0.001 par value, from 300,000,000 shares to 750,000,000 shares.

Appointment of Jeff Robinson

On March 14, 2012 a majority of the board of directors of the Company approved the appointment of Jeff Robinson as Chairman of the Board of Directors.

Resignations of David Greenberg, Steve Frankel and James Beatty

On March 15, 2012, David Greenberg, Steven Frankel and James Beatty each resigned from their positions as members of the board of directors of the Company. Neither David Greenberg’s or Steven Frankel’s or James Beatty’s resignation was the result of any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.

Appointment of Jeff Coe

On March 23, 2012 the board of directors of the Company approved the appointment of Jeff Coe as the Chief Operating Officer of the Company. Jeff Coe has not entered into an employment agreement with the Company.

Resignation of Jeff Robinson

On April 20, 2012, Jeff Robinson resigned from his position as director and Chairman of the Board of the Company. The resignation was not as a result of any dispute with the Company, its Officers, or Board of Directors.

Appointment of James Beatty

On April 20, 2012, the Board of Directors of the Company appointed James Beatty to serve on the Company’s Board of Directors.

Business background

The Company held a licensing right to develop and market a proprietary business platform called jetEngine™ (“jetEngine”) for the airline industry and is in the process of building a software program while simultaneously creating an infrastructure for sustainable growth prepared to enter the commercial stage of its business life cycle.

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

It is anticipated that the future activities of the Company will be derived from Kool Telecom Ltd., if the merger agreement is completed successfully.

At this time it is possible that, 1) The Company will not complete sales with potential customers, 2) that those sales will not be completed on terms favorable to the Company 3) that the Company will not have sufficient or the appropriate resources to complete the development of its products 4) that a competitive product will address the needs of the market before the Company is able to commercialize thereby significantly reducing the expected market opportunity, 5) the product as envisioned and developed by the Company will not meet the needs of customer and therefore never get deployed or achieve acceptance in the market place, 6) that the Company will potentially be unsuccessful in completing its acquisition of Kool Telecom Ltd.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues.

While the Company recognized revenue from a previous sale to an airline client, the Company did not earn any revenues from operations in 2011.

Operating Expenses

As is reflected in the Cash Flow Analysis in the Financial Statements, operating expenses were significantly reduced in 2011, and further reduced in the 4th quarter of 2011.  The Company focused on identifying new business opportunities while incurring as little expense as possible during this period, reducing staff as far as possible and removing as many operating costs as could be identified, in order to control additional indebtedness as much as possible.

Income tax expense

The Company has net operating loss carry-forwards, including from its Canadian subsidiaries, which are available to offset future taxable income.

The Company does not have an accrual for uncertain tax positions as of December 31, 2011 and 2010.

The future benefit of net operating loss carry forwards to the Company may be limited by on an annual basis and in total by Section 382 of the United States Internal Revenue Code as a result of prior ownership changes and depending on the future ownership changes.

Equity Issuances in 2011

During the year ended December 31, 2011, the Company issued 2,040,000 common shares for gross proceeds of $366,000.

During the year ended December 31, 2011, the Company issued 15,553,273 common shares for debt conversions totaling $732,982.  The Company also committed to issue 3,802,764 common shares for the conversion of debt totaling $105,880.

During the year ended December 31, 2011, the Company issued 645,820 common shares due to accredited investors for previous subscriptions for total proceeds of $120,100.

During the year, the Company issued 1 share of Series C preferred stock valued at $100,000.

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

On April 20, 2012, the Company received proceeds of $70,000 from the issuance of a $70,000 convertible promissory note to Dynamic, the Company’s controlling stockholder.  The note bears interest at 5%, is due April 20, 2013, and is convertible into Company common stock at a variable conversion price equal to 80% of the market price (as defined) for the ten trading days prior to the conversion date.

From January 1, 2012 to May 9, 2012, the Company issued a total of 300,512,263 shares of its common stock to three convertible note holders in satisfaction of debt totaling approximately $430,000.

The Company has yet to fully commercialize its technologies and consequently has incurred significant losses since its inception.  The Company has executed a Letter of Intent with Kool Telecom Ltd. and we expect that this will represent our future business activities if the merger is successful.

At December 31, 2011, the Company’s deficit accumulated during the development stage was approximately $71,962,476 and the Company had utilized cash in operating activities of $29,199,495. The Company has funded these losses and cash flows through the sale of equity securities, the issuance of debt and from credit granted by vendors. The Company is also in arrears to certain creditors and in default under certain agreements which may have a material adverse effect on operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

Exchange Right Agreement

In January 2011, the Company and Merus Capital I, L.P. (“Merus”) entered into an exchange right agreement (the “Agreement”), whereby Merus provided funding to the Company in exchange for, amongst other things, a right in liquidation for Merus to exchange common stock held by Merus at the time of the conversion (“Merus Securities”) into an unsecured promissory note with aggregate principle up to $5,000,000 paying interest at a rate of 5.00% per annum.  The term of the Agreement is the earlier of: (i) 36 months following a Going Public Transaction (as defined in the Agreement); (ii) Merus receiving the Note after exercising their rights under the Agreement; and (iii) Merus transferring any of the Merus Securities without the prior authorization of the Company. Management has reviewed the terms of the exchange right agreement and has determined that permanent equity classification is appropriate because all conditions under which the exchange right could be enforced are solely within the control of the Company.

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

Impairment of long-lived assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on its review, management does not believe that any impairment of long-lived assets exists at December 31, 2011, December 31, 2010 or December 31, 2009.

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

As of December 31, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company‘s, or its wholly-owned subsidiary‘s income tax returns for the years ended December 31, 2010 2009 and 2008.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2011, 2010 and 2009, there were no charges for interest or penalties.

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

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations” (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2011. The Company will apply this new guidance to future business combinations, if any.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 8.	Financial Statements and Supplementary Data

AISYSTEMS, INC. ( A development stage company)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	December 31, 2011	December 31, 2010

Assets
Current Assets
Cash	$1,822	$11,261
Restricted cash	507	200
Prepaid expenses and other current assets	22,626	1,073,752
Total Current Assets	24,955	1,085,213
Property and equipment, net	10,000	298,349
Intellectual property	-	10
Total Assets	$34,955	$1,383,572

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$7,015,226	$5,720,388
Notes payable, less unamortized debt discounts of $125,072 and $0, respectively	4,188,313	4,795,813
Loans payable to controlling stockholder	1,032,774	1,009,627
Deferred revenue	-	1,000,000
Current portion of equipment loan	-	3,828
Total Current Liabilities	12,236,313	12,529,656
Deferred lease obligation	-	77,791
Long term portion of note payable	105,000	-
Total Liabilities	12,341,313	12,607,447

Stockholders' Deficiency
Preferred shares, $0.001 par value (Authorized 20,000,000):
Series B (Designated: 2,400,000): Issued 2,329,905	2,330	2,330
Series C (Designated: 1): Issued December 31, 2011: 1 and December 31,
2010: 0	-	-
Common shares, $0.001 par value (Authorized: 300,000,000) Issued: December 31,2011:
166,266,955 and December 31 2010:147,732,456	166,267	147,733
Additional paid in capital	59,444,465	57,054,133
Subscription advances (receivables), net	617,701	(85,858)
Deficit accumulated during the development stage	(72,537,121)	(68,342,213)
Total Stockholders' Deficiency	(12,306,358)	(11,223,875)
Total Liabilities and Stockholders' Deficiency	$34,955	$1,383,572

 See notes to consolidated financial statements.

AISYSTEMS, INC. ( A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US Dollars)

`

	Year Ended December 31, 2011	Year Ended December 31, 2010	For the period from December 7, 2005 (inception) to December 31, 2011

Deferred fee revenue recognized on expiration of Aeromexico Software License Agreement	$1,000,000	$-	$1,000,000

Operating expenses
Salary and benefits	(1,401,840)	(2,029,886)	(18,206,482)
Outside services	(1,061,581)	(2,712,838)	(12,797,904)
Travel, meals and entertainment	(76,842)	(128,188)	(2,697,597)
Office and general expense	(147,120)	(1,025,650)	(5,142,387)
	(2,687,383)	(5,896,562)	(38,844,370)

Depreciation and amortization	(87,167)	(186,546)	(1,192,469)
Stock-based compensation	(1,053,646)	(530,863)	(28,605,255)
Loss from impairment of property and equipment expense	(201,183)	-	(201,183)
Total Operating Expense	(4,029,379)	(6,613,971)	(68,843,277)

Loss from operations	(3,029,379)	(6,613,971)	(67,843,277)

Other income (expenses)
Fair value of series C preferred stock issued to Dynamic on September 15, 2011	(100,000)	-	(100,000)
Interest (expenses), including accretion of debt discounts of $349,813
in year ended December 31, 2011	(868,379)	(303,976)	(4,509,699)
Interest income	-	-	114,610
Gain on extinguishment of debt	54,437	-	54,437
Loss on termination of lease	(180,000)	-	(180,000)
Other income (expense)	(71,587)	(83,414)	(73,192)
Other income (expenses) -net	(1,165,529)	(387,389)	(4,693,844)
Net loss	$(4,194,908)	$(7,001,360)	$(72,537,121)

Net loss per share attributable to common stockholders

Basic and fully diluted	$(0.03)	$(0.05)

Number of weighted average common shares outstanding basic and diluted	157,344,380	132,735,467

 See notes to consolidated financial statements.

AISYSTEMS, INC. ( A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Expressed in US Dollars)

	Year Ended December 31, 2011	Year Ended December 31, 2010	For the period from December 7, 2005 (inception) to December 31, 2011

Cash flows from operating activities:
Net Loss	$(4,194,908)	$(7,001,360)	$(72,537,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,167	186,546	1,192,469
Accretion of debt discounts on notes	349,813	15,578	2,825,948
Shares issued for services to be received	-	(1,050,626)	(1,050,626)
Fair value of series C preferred stock issued to Dynamic on September 15, 2011	100,000		100,000
Common shares issued for services		2,546,904	2,546,904
Stock-based compensation	1,053,647	530,863	28,605,255
Deferred fee revenue recognized on expiration of Aeromexico Software License Agreement	(1,000,000)		-
Deferred lease obligation	(77,791)	(22,948)	-
Interest expense on notes payable	455,426	38,900	455,426
Interest expense on loan payable to controlling shareholders	35,147		462,745
Gain on extinguishment of debt	(54,437)		(54,437)
Loss from impairment of property and equipment	201,193		201,193
Loss from impairment of intellectual property	10	-	10
Loss on termination of lease (net of $10,000 paid prior to September 30, 2011)	170,000		170,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	225,572	48,332	202,447
Subscription receivable	-	15,825	-
Accounts payable and accrued liabilities	1,294,838	1,559,326	7,489,180
Loans receivable from employee	-		(478,129)
Net cash used in operating activities	(1,354,323)	(3,132,661)	(29,868,736)

Cash flows from investing activities:
Purchase of property and equipment	-	(1,900)	(1,269,992)
Net cash provided by (used in) investing activities	-	(1,900)	(1,269,992)
Cash flows from financing activities:
Proceeds from shares issued and subscriptions	1,148,519	1,694,684	26,460,305
Proceeds from notes payable to stockholders	212,500	803,050	4,926,190
Proceeds from (repayment of) loans payable to controlling stockholder	(12,000)		(142,138)
Proceeds from loans from related party	-		44,444
Proceeds from (repayment of) equipment loan	(3,828)	(3,793)	5,693
Bank Indebtedness	-		-
Payment on obligation under capital lease	-	-	(153,437)
Net cash provided by financing activities	1,345,191	2,493,941	31,141,057
Net increase (decrease) in cash	(9,132)	(640,620)	2,329
Cash, beginning of period	11,461	652,081	-
Cash end of period	$2,329	$11,461	$2,329

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non-cash investing and financing activities:
Conversion of debt into stock	$732,982	$-	$2,465,095

See notes to consolidated financial statements.

AISYSTEMS, INC. ( A development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
For the period from December 7, 2005 (inception) to December 31, 2011
(Expressed in US Dollars)

	Series B Preferred Stock, $0.001 par		Series C Preferred Stock, $0.001 par		Common Stock, $0.001 par		Additional Paid in Capital	Subscription Advances (Receivables)	Deficit accumulated during the development stage	Total

	Shares	Par	Shares	Par	Shares	Par
Shares issued in consideration	-	-	-	-	-	-	-	-	-	-
of Intellectual Property ("IP")	-	-	-	-	19,153,414	19,153	(19,143)	-	-	10
Shares issued for cash during the year	-	-	-	-	1,312,698	1,313	341,367	-	-	342,680
Net loss	-	-	-	-	-	-	-	-	(64,350)	(64,350)
Balance at December 31, 2005	-	-	-	-	20,466,112	20,466	322,224		(64,350)	278,340
Shares issued in consideration of IP	-	-	-	-	7,661,365	7,661	(7,661)	-	-	-
Special distribution in consideration of IP	-	-	-	-	-	-	(4,000,000)	-	-	(4,000,000)
Shares issued for cash during the year	-	-	-	-	6,518,673	6,519	3,490,881	-	-	3,497,400
Shares issued upon exercise of options	-	-	-	-	162,804	163	42,337	-	-	42,500
Stock based compensation	-	-	-	-	-	-	234,065	-	-	234,065
Net loss	-	-	-	-	-	-	-	-	(2,899,295)	(2,899,295)
Balance at December 31, 2006	-	-	-	-	34,808,954	34,809	81,846	-	(2,963,645)	(2,846,990)
Shares issued for cash during the year	-	-	-	-	6,264,028	6,264	8,768,637	-	-	8,774,901
Stock based compensation	-	-	-	-	-	-	17,245,216	-	-	17,245,216
Net loss	-	-	-	-	-	-		-	(24,382,325)	(24,382,325)
Balance at December 31, 2007	-	-	-	-	41,072,982	41,073	26,095,699		(27,345,970)	(1,209,198)
Shares issued in consideration of IP	-	-	-	-	1,915,341	1,915	(1,915)	-	-	-
Shares issued for cash during the year	-	-	-	-	1,618,204	1,618	8,447,028	-	-	8,448,646
Issuance of preferred shares	2,329,905	2,330	-	-	-	-	-	-	-	2,330
Dividend on common shares	-	-	-	-	-	-	(2,330)	-	-	(2,330)
Common share warrants issued in connection with debt	-	-	-	-	-	-	1,534,260	-	-	1,534,260
Shares issued in connection with exercise of warrants	-	-	-	-	29,707	30	280	-	-	310
Shares issued upon exercise of options	-	-	-	-	19,153	19	19,981	-	-	20,000
Stock based compensation	-	-	-	-	-	-	3,742,156	-	-	3,742,156
Net loss	-	-	-	-	-	-	-	-	(16,343,658)	(16,343,658)
Balance at December 31, 2008	2,329,905	2,330	-	-	44,655,387	44,656	39,835,158		(43,689,628)	(3,807,484)
Shares issued $0.75 per share for cash during the year	-	-	-	-	552,256	552	431,948	-	-	432,499
Shares issued $0.10 per share for cash during the year	-	-	-	-	14,679,904	14,680	1,518,196	-	-	1,532,876
Shares issued $0.25 per share for cash during the year	-	-	-	-	3,972,480	3,972	1,033,044	-	-	1,037,016
Consideration received for cancellation of IP	-	-	-	-	-	-	800,000	-	-	800,000
Cancellation of shares issued for IP	-	-	-	-	(1,915,341)	(1,915)	1,915	-	-	-
Conversion of warrants for anti dilution	-	-	-	-	6,459,189	6,459	(6,459)	-	-	-
Share issued on conversion of debt	-	-	-	-	2,214,553	2,215	1,732,113	-	-	1,734,328
Common share warrants issued in connection with debt	-	-	-	-	-	-	1,179,347	-	-	1,179,347
Stock based compensation	-	-	-	-	9,097,871	9,098	5,790,211	-	-	5,799,309
Shares issued in connection with exercise of warrants	-	-	-	-	5,248,493	5,248	(3,891)	-	-	1,357
Net loss	-	-	-	-	-	-	-	-	(17,651,225)	(17,651,225)
Balance at December 31, 2009	2,329,905	2,330	-	-	84,964,792	84,965	52,311,582		(61,340,853)	(8,941,976)
Series A shares delivered (Note 1)	(2,329,905)	(2,330)	-	-	-	-	-	-	-	(2,330)
Series B shares issued (Note 1)	2,329,905	2,330	-	-	-	-	-	-	-	2,330
Shares issued $0.25 for cash during the year	-	-	-	-	1,781,267	1,781	463,219	-	-	465,000
Shares issued $0.10 for cash during the year	-	-	-	-	8,735,810	8,736	903,457	-	-	912,193
Shares issued $0.20 for cash during the year	-	-	-	-	1,035,000	1,035	205,965	-	-	207,000
Subscriptions receivable	-	-	-	-	1,915,341	1,915	189,619	(191,534)	-	-
Subscriptions advances	-	-	-	-	-	-	-	105,676	-	105,676
Shares issued in connection with exercise of warrants	-	-	-	-	4,906,239	4,906	(91)	-	-	4,815
Stock-based compensation	-	-	-	-	-	-	530,863	-	-	530,863
Acquisition of Wolf Resources Inc.	-	-	-	-	38,754,000	38,754	(91,744)	-	-	(52,990)
Shares issued $ 0.45 per share for services during the year	-	-	-	-	25,000	25	11,225	-	-	11,250
Shares issued $ 0.50 per share for services during the year	-	-	-	-	1,450,000	1,450	723,550	-	-	725,000
Shares issued $ 0.42 per share for services during the year	-	-	-	-	2,200,000	2,200	921,800	-	-	924,000
Shares issued $ 0.49 per share for services during the year	-	-	-	-	1,625,007	1,625	794,629	-	-	796,254
Shares issued $ 0.27 per share for services during the year	-	-	-	-	300,000	300	80,700	-	-	81,000
Shares issued $ 0.24 per share for services during the year	-	-	-	-	40,000	40	9,360	-	-	9,400
Net loss	-	-	-	-	-	-	-	-	(7,001,360)	(7,001,360)
Balance at December 31, 2010	2,329,905	2,330	-	-	147,732,456	147,733	57,054,133	(85,858)	(68,342,213)	(11,223,875)
Shares issued $0.20 for cash during the period	-	-	-	-	1,450,000	1,450	288,550	-	-	290,000
Shares issued $0.10 for cash during the period	-	-	-	-	250,000	250	24,750	-	-	25,000
Shares issued $0.15 for cash during the period	-	-	-	-	340,000	340	50,660	-	-	51,000
Share issued for $ 0.16 from subscription advances	-	-	-	-	95,406	95	15,581	(15,676)	-	-
Share issued for $ 0.20 from subscription advances	-	-	-	-	200,000	200	39,800	(40,000)	-	-
Shares issued $ 0.25 per share for debt conversions	-	-	-	-	1,088,736	1,089	216,658	-	-	217,747
Shares issued $ 0.25 per share for debt conversions	-	-	-	-	2,000,000	2,000	198,000	-	-	200,000
Shares issued $ 0.056 per share for debt conversions	-	-	-	-	267,857	268	14,732	-	-	15,000
Shares issued $ 0.0533 per share for debt conversions	-	-	-	-	281,426	281	14,719	-	-	15,000
Shares issued $ 0.0347 per share for debt conversions	-	-	-	-	432,277	432	14,568	-	-	15,000
Shares issued $ 0.0269 per share for debt conversions	-	-	-	-	840,149	840	21,760	-	-	22,600
Shares issued $ 0.0343 per share for debt conversions	-	-	-	-	437,318	437	14,563	-	-	15,000
Shares issued $ 0.0277 per share for debt conversions	-	-	-	-	541,516	541	14,459	-	-	15,000
Shares issued $ 0.20 per share for debt conversions	-	-	-	-	78,000	78	15,522	-	-	15,600
Shares issued $ 0.025 per share for debt conversions	-	-	-	-	1,300,000	1,300	31,200	-	-	32,500
Subscription advances	-	-	-	-	-	-	-	276,864	-	276,864
Shares to be issued for debt conversions	-	-	-	-	-	-	-	105,880	-	105,880
Stock based compensation	-	-	-	-	-	-	655,525	-	-	655,525
Subscription advances	-	-	-	-	-	-	-	505,655	-	505,655
Subscriptions receivable	-	-	-	-	-	-	-	(129,164)	-	(129,164)
Share issued for $ 0.20 for previous subscription advance	-	-	-	-	50,000	50	9,950	-	-	10,000
Share issued for $ 0.20 for previous subscription advance	-	-	-	-	59,582	60	11,857	-	-	11,916
Share issued for $ 0.20 for previous subscription advance	-	-	-	-	59,582	60	11,857	-	-	11,916
Share issued for $ 0.20 for previous subscription advance	-	-	-	-	59,582	60	11,857	-	-	11,916
Share issued for $ 0.20 for previous subscription advance	-	-	-	-	59,582	60	11,857	-	-	11,916
Share issued for $ 0.20 for previous subscription advance	-	-	-	-	59,582	60	11,857	-	-	11,916
Share issued for $ 0.20 for previous subscription advance	-	-	-	-	59,582	60	11,857	-	-	11,916
Share issued for $ 0.20 for previous subscription advance	-	-	-	-	59,582	60	11,857	-	-	11,916
Share issued for $ 0.20 for previous subscription advance	-	-	-	-	59,582	60	11,857	-	-	11,916
Share issued for $ 0.20 for previous subscription advance	-	-	-	-	59,582	60	11,857	-	-	11,916
Share issued for $ 0.20 for previous subscription advance	-	-	-	-	59,582	60	11,857	-	-	11,916
Share issued for $0.0296 during the period from debt conversion	-	-	-	-	388,777	389	11,111	-	-	11,500
Share issued for $0.0226 during the period from debt conversion	-	-	-	-	447,000	447	9,664	-	-	10,111
Share issued for $0.0177 during the period from debt conversion	-	-	-	-	395,281	395	6,605	-	-	7,000
Share issued for $0.0122 during the period from debt conversion	-	-	-	-	1,229,286	1,229	13,815	-	-	15,044
Share issued for $0.006573 during the period from debt conversion	-	-	-	-	2,282,063	2,282	12,718	-	-	15,000
Share issued for $0.001411 during the period from debt conversion	-	-	-	-	3,543,587	3,544	1,456	-	-	5,000
Series C Preferred Stock Share issued	-	-	1	-	-	-	100,000	-	-	100,000
Beneficial conversion feature of convertible debt issued July 5, 2012	-	-	-	-	-	-	475,399	-	-	475,399
Net loss	-	-	-	-	-	-	-	-	(4,194,908)	(4,194,908)
Balance at December 31, 2011	2,329,905	$2,330	1	$-	$166,266,955	$166,267	$59,444,465	$617,701	$(72,537,121)	$(12,306,358)

See notes to consolidated financial statements.

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

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

On March 19, 2010, AISystems, Inc. (the “Company”), formerly Wolf Resources Inc. (a publicly listed shell company), acquired AIS. In accordance with the Share Exchange Agreement, each issued and outstanding common share of AIS was converted for 0.95767068 common share of the Company and each issued and outstanding Series A preferred share of AIS was converted for one Series B preferred share of the Company (“reverse merger”). As a result of the transaction, the Company was no longer considered to be a shell company for reporting purposes.

The reverse merger has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of AIS became the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The accompanying consolidated financial statements reflect the recapitalization of the stockholder’s deficiency as if the transaction occurred as of the beginning of the first period presented.  Accordingly, the Company has reflected the issuance of 38,754,000 common shares for the total net monetary liabilities of the shell company in the amount of $52,990 in the consolidated statement of changes in stockholders' deficiency.

On September 7, 2011, Dynamic Intelligence Inc. (“Dynamic”) provided the Company with a Notice of Non-Renewal, pursuant to an Intellectual Property Agreement (the “Agreement”) entered into by the parties on December 9, 2005.  Pursuant to the terms of the provided notice of non-renewal at least ninety (90) days before the end of the then-current term.  Due to Dynamic’s Notice of Non-Renewal, the Agreement ceased on December 9, 2011.

The Agreement provided the Company with an exclusive and perpetual license to Dynamic’s intellectual property, which permitted the Company to use proprietary technology to develop a unique proprietary business platform for the airline industry that is comprised of systems and mathematical algorithms capable of generating significant improvements in strategic planning capabilities, resource scheduling, revenue management and integrated operations. Since September 7, 2011, the Company has been seeking other business opportunities to acquire.

2.   Going concern and management’s plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern. The Company has yet to fully commercialize its technologies and consequently has incurred significant losses since its inception. At December 31, 2011, the Company’s deficit accumulated during the development stage is approximately $72.5 million, and the Company had utilized cash in operating activities of approximately $29.8 million. The Company has funded these losses and cash flows through the sale of equity securities, the issuance of debt and from credit granted by vendors. The Company is also in arrears to certain creditors and in default under certain agreements which may have a material adverse effect on operations or lead to the ceasing of operations.

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

2.   Going concern and management’s plans, continued

There is no assurance that the Company will be able to raise the necessary funds to continue operations as envisioned or that such funds can be raised on favorable terms to existing stockholders. This could result in significant dilution or a loss of investment to any current or future stockholders. Any funds raised will be used to engage potential customers, to fund product development, to provide working capital, to repay debt and for other corporate purposes. If the Company is unable to raise sufficient funds on the required timelines its ability to implement its vision will be hindered and this could result in the entire loss of any investment in the Company.

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

Principles of consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly owned subsidiaries, namely Airline Intelligence Systems Inc. (AIS), Airline Intelligence Systems Corp. and AIS Canada Services Inc.  All inter-company accounts and transactions have been eliminated on consolidation.

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

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

3.  Summary of significant accounting policies, continued

Deferred revenue at December 31, 2010 represents unearned income associated with the Aeromexico Software License Agreement (see Note 8).  Upon expiration of this agreement on June 7, 2011, the Company recognized the $1,000,000 initial fee collected from Aeromexico as revenue.

Interest income is recognized when earned.

Restricted cash

The Company sets funds aside in a separate bank account related to the certain contractual obligations. Such amounts are termed Restricted Cash (Note 4).

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

The Company’s intellectual property at December 31, 2010 consisted of the exclusive worldwide and perpetual license to exploit certain intellectual property (“Dynamic Intellectual Property”), solely in the airline field, acquired from Dynamic Intelligence Inc., the controlling shareholder.  The intellectual property had been recorded at its cost of $10, which was written down to $0 upon receipt of Dynamic’s Notice of Non-Renewal on September 7, 2011 (see Note 1).

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

 AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

3.  Summary of significant accounting policies, continued

As of December 31, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company‘s, or its wholly-owned subsidiaries’ income tax returns for the years ended December 31, 2011 and 2010.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2011and 2010, there were no charges for interest or penalties.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718 (SFAS 123R), “Share-Based Payment”, that addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise.

Stock-based compensation expense recognized during the period is based on the fair value of the portion of stock-based payment award that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statements of operations includes compensation expense for the stock-based payment awards based on the grant date fair value estimated in accordance with FASB ASC 718 (SFAS 123R), as stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. These standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considers historic voluntary termination behaviors as well as trends of actual option forfeitures. The forfeiture rate utilized in the years ended December 31, 2011 and 2010 was 15% and 15% respectively.

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

Foreign currency translation

The Company has chosen the US dollar as its reporting currency.  The functional currency of the Company and its subsidiaries is also the US dollar.

Transactions denominated in other currencies are recorded in the applicable functional currencies at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into the applicable functional currencies at rates of exchange in effect at the balance sheet dates.  Exchange gains and losses are recorded in the consolidated statements of operations.

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

3.  Summary of significant accounting policies, (continued)

Loss per share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Financial instruments

Financial assets and liabilities, including derivative instruments, are initially recognized and subsequently measured based on their classification as "held-for-trading", "available-for-sale" financial assets, "held-to-maturity" investments, "loans and receivables", or "other" financial liabilities.

Held-for-trading financial instruments are measured at their fair value with changes in fair value recognized in operations for the period. Available-for-sale financial assets are measured at their fair value and changes in fair value are included in other comprehensive income (loss) until the asset is removed from the balance sheet or until impairment is assessed as other than temporary. Held-to-maturity investments, loans and receivables and other financial liabilities are measured at amortized cost using the effective interest rate method. Loans receivable for employees are classified as loans and receivables and are recorded at amortized cost. Accounts payable and accrued liabilities, notes payable and loans payable to controlling stockholder are classified as other financial liabilities and are recorded at amortized cost.

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

The Company considers the applicability and impact of all ASU’s. ASU’s has been assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

4.  Restricted cash

Restricted cash has included amounts held by a bank as a collateral security for a letter of credit issued in favor of the lessor of its factor Kirkland facility and an escrow required pursuant to a loan guarantee agreement. In 2010, the funds were used to settle amounts owed under the agreements.

Pursuant to the Aeromexico Software License Agreement (see Note 3), the Company was required to hold in escrow ten percent of all payments received from the customer as restricted cash while the contract existed to satisfy its indemnification obligations to the customer pursuant to the contract. For the period from December 7, 2005 (inception) to December 31, 2010, the Company was not in compliance with this term of the customer contract.

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

5.  Property and equipment

Property and equipment consists of:

	December 31, 2011	December 31, 2010
Computer equipment	$905,117	$905,117
Office equipment	265,379	265,379
Vehicle	28,706	28,706
Computer software	115,042	115,042
Total	1,314,244	1,314,244
Less: accumulated depreciation and impairment	(1,304,244)	(1,015,895)
Net	$10,000	$298,349

In 2011, due to the September 7, 2011 notice of non-renewal from Dynamic Intelligence Inc. (“Dynamic”), the November 9, 2011 assignment of its lease, and the inability to sell the respective assets, the Company recorded a loss from impairment of property and equipment of $201,183 to reduce the net book value of property and equipment to $10,000, the estimated recovery amount of the respective assets at December 31, 2011.

Depreciation expense was $87,167 and $186,546 for the years ended December 31, 2011 and 2010, respectively.

6.  Notes payable

Loans payable to controlling stockholder

The loans payable to the controlling stockholder, Dynamic, at December 31, 2011 and 2010 are $1,032,774 and $1,009,627, respectively.  The loans carry an interest rate of 5% and are unsecured, with no fixed terms of repayment.

Interest expense on these loans was $35,147 and $38,900 for year ended December 31, 2011 and 2010.

In addition, the Company owes Dynamic loans payable of $1,200,000 which are included in the notes payable to stockholders.

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

6.  Notes payable, continued

Notes Payable consisted of:

AISystems, Inc.:

	December 31, 2011	December 31, 2010
Convertible promissory note due to accredited investor entity, interest rate of 10% per annum, was due on March 5, 2012 and is convertible in whole or in part into Company common stock at a Variable Conversion price equal to 58% of the market price (defined as the average of the lowest three closing prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. Reflected net of unamortized debt discount related to beneficial conversion feature aggregating $96,470 as of December 31, 2011.	$345,792	$-

Convertible promissory note due to accredited investor entity, interest at a rate of 10% per annum (22% default rate), was due on March 5, 2012 and is convertible in whole or in part into Company common stock at a Variable Conversion price equal to 58% of the market price (defined as the average of the lowest three closing prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. Reflected net of unamortized debt discount related to beneficial conversion feature aggregating $28,602 as of December 31, 2011.	121,398	-

Convertible promissory note due to Asher Enterprises, Inc., interest at a rate of 8% per annum (22% default rate), was due on June 13, 2011 and was convertible in whole or in part into Company common stock at a Variable Conversion price equal to 58% of the market price (defined as the average of the lowest three closing prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.	-	184,500

Airline Intelligence Systems, Inc.

Promissory notes issued between October 2008 and September 2011 due to various investors, interest ranging from 5% to 8% per annum (default rate ranging from 12% to 22%), maturity dates ranging from August 2009 to September 2010, past due and in default (including $1,200,000 payable to Dynamic, the Company’s controlling stockholder.	3,596,051	4,611,313
Total	$4,188,313	$4,795,813

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

 7.   Lease obligations, commitments and Contingencies

(A) Lease obligations

The Company previously leased office space in Kirkland, Washington (to April 2011), Bellevue, Washington (to May 2011), and Toronto, Ontario. Total lease expense was $101,431 and $780,870 for the years ended December 31, 2011 and 2010, respectively. In April 2011, the Company terminated its Kirkland lease and agreed to a settlement amount of $180,000 payable in monthly installments over a 36 payment period starting in July 2011.  The Company is currently in default under the conditions of this settlement agreement.

On November 9, 2011, the Company entered into an agreement with a third party (with the consent of the landlord) to assign its rights relating to its Toronto office lease for the remaining term through May 2014 at the same monthly rate of approximately $7,810 per  month.  The assignment provides that, in the event that the third party is unable to meet the rent obligations, the Company will continue to be responsible for the amounts due under the original lease (aggregating $226,478 at December 31, 2011).

The total future minimum lease payments by year for the remaining operating lease is as follows:

Lease obligations

December 31,	Total

2012	93,715
2013	93,715
2014	39,048
Thereafter	-
$226,478

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

Disputes arose between the parties and the Company never issued any shares to these firms in 2011.  To date, these firms have not brought any action against the Company to obtain such shares.  The Company believes that such potential claims are not likely.

On July 13, 2011, a Settlement Agreement was reached between AIS and an employment agency and an individual for approximately $72,000, AIS paid approximately $42,000 and is in default for the remaining $30,000.  AIS has been notified by these two parties that a Judgment may be filed in respect to this action.

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

 7.   Lease obligations, commitments and Contingencies, (continued)

On October 14, 2011 AIS terminated all of its remaining employees except for its CEO/CFO as it was unable to meet payroll commitments.  Based on the notice of termination on October 14, 2011, AIS is responsible for approximately $50,000 in severance payments by virtue of employment agreements with 4 key employees that provide for one month salary in lieu of notice requirements.  However, none of the effected employees have made any claims against the Company or AIS to date and the Company believes that such potential claims are not likely.

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

9.     Stockholders’ deficiency

The authorized capital of the Company consisted of: (i) 300,000,000 common shares (as amended on March 25, 2010), 166,266,955 shares of which were issued and outstanding at December 31, 2011 (December 31, 2010 – 147,732,455) and (ii) 20,000,000 shares of preferred stock of the Company, of which 2,400,000 shares have been designated as Series B Preferred Stock (“Series B Preferred”), with 2,329,905 issued at December 31, 2011 (December 31, 2010 – 2,329,905) and 1 share has been designated as Series C Preferred Stock (“Series C Preferred”), with 1 share issued at December 31, 2011 (December 31, 2010 – 0).

Each share of Series B Preferred Stock entitled the holder to 400 votes on all matters submitted to a vote of stockholders of the Company.  The holders of Series B Preferred shares are not convertible into common shares and are not entitled to receive dividends.  The holders of Series B Preferred shares are entitled to receive prior and in preference to any distribution of any assets of the Company to the holders of common stock or any series of preferred stock that is not expressly senior to or Pari-Passu with the Series B Preferred Share, by reason thereof, an amount per share equal to $0.001 per share, as adjusted for stock splits, stock dividends and reclassifications.  The Series B Preferred Shares holders upon notice to the Company may have their shares redeemed subject to certain notice provisions (as described in the certificate of designation) at a redemption price of $0.001 per share.  At December 31, 2011, the outstanding Series B Preferred Stock had a total of 931,962,000 voting rights.

On September 15, 2011 the Company issued 1 share of its newly designated Series C Preferred Stock to Dynamic Intelligence Inc. (Dynamic), its controlling stockholder and a debtholder (see Note 6).  The transaction has been reflected as other expense in the amount of $100,000 in the consolidated statement of operations for the years ended December 31, 2011.  Series C Preferred Stockholders are entitled to 3 times Y votes (3xY) where Y equals the sum of all shares issued at the time of voting.  The Series C Preferred Stock is redeemable at the option of the Preferred Stockholders at a price of $0.001 per share.  At December 31, 2011, the outstanding Series C Preferred Stock had a total of 498,800,865 voting rights.

The holders of C Preferred Stock are not entitled to receive any dividends with respect to their shares of Series C Preferred Stock.  In the event of liquidation, the holders of the Series C Preferred Stock are entitled to receive $0.001 per share in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock or any other series of Preferred Stock that is not expressly senior to or Pari-Passu with the Series C Preferred Stock.

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

9.     Stockholders’ deficiency, (continued)

Subscription advances (receivables), net, consists of:
	December 31,
	2,011	2010
Subscription receivables at $0.10 per share	$(85,858)	$(85,858)
Subscription receivables at $0.16 per share	(15,676)	-
Subscription receivables at $0.20 per share	(40,000)	-
Total subscription receivables	(141,534)	(85,858)
Subscription advances without issuance of common stock
6,530,408 total shares committed to be issued)	759,235	-
Net	$617,701	$(85,858)

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

 AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010
2006 Shareholder Transactions

Issuance of Common Shares for Cash

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

2008 Shareholder Transactions

Issuance of Common Shares for Cash

From February 6, 2008 to May 13, 2008, the Company issued 1,514,428 (pre conversion - 1,581,366) common shares for $5.00 per common share and received total proceeds of $7,906,830. From May 23, 2008 to May 28, 2008, the Company issued 103,776 (pre conversion - 108,363) common shares for $5.00 per common share and received total proceeds of $541,815.

Issuance of Common Shares for Intellectual Property from a related party

In May 2008, 1,915,341 (pre conversion - 2,000,000) common shares were issued to Dynamic, pursuant to the Intellectual Property Agreement, as amended. The shares were returned as cancelled in 2009 pursuant to the cancellation of the further amendment.

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

9.     Stockholders’ deficiency, (continued)

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

 AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

9.     Stockholders’ deficiency, (continued)

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

Issuance of Common Shares pursuant to anti-dilution agreements

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

In October 2009, the Company issued 4,788,353 (pre conversion - 5,000,000) common shares. The common shares were granted to consultants, directors, and management for services rendered. The Company valued these shares at market value of $0.10 per share and recorded an additional stock based compensation expense in the statement of operations of $500,000.

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

Common Shares reserved for Issuance of Common Stock Warrants

In 2009, the Company reserved 10,640,586  common shares (pre-conversion) for the issuance of common stock warrants. The warrants were issued in conjunction with the raising of short term notes totaling $5,782,100. These warrants have a strike price of $0.001 and expire at the earlier of a public listing, or a corporate reorganization.  In 2010, 4,906,239 shares were issued in connection with the exercise of warrants.

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

9.     Stockholders’ deficiency, (continued)

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

2011 Shareholder Transactions

During the year, the Company issued 2,040,000 common shares for gross proceeds of $366,000.

During the year, the Company issued 15,553,273 common shares for debt conversions totaling $732,982.  The Company also committed to issue 3,802,764 common shares for the conversion of debt totaling $105,880.

During the year, the Company issued 645,820 common shares due to accredited investors for previous subscriptions for total proceeds of $120,100.

During the year, the Company issued 1 share of Series C preferred stock valued at $100,000.

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

10.  Income taxes

The Company has made no provision for income taxes since inception and for the periods presented as the Company has incurred net losses. Based on statutory rates, the Company’s expected income tax benefit from these losses based on the accounting loss for the year ended December 31, 2011 and 2010 and for the period from December 7, 2005 (inception) to December 31, 2011 would be approximately $1,392,901, $2,362,027 and $24,424,227 respectively.

Income tax benefit differs from the expected statutory taxes of the Company, and its foreign subsidiaries, at the rate of 33.2% (2010: 33.7%) as follows:

	2011	2010
Expected income tax benefit	1,392,901	2,362,027
Stock based compensation	(349,810)	(182,139)
Other permanent items	-	(142,819)
Other	-	39,225
Change in valuation allowance	(1,043,091)	(2,076,294)
Actual income tax benefit	-	-

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

	2011	2010
Net operating loss carry-forwards	11,845,163	10,802,072
Temporary differences	1,184,217	1,184,217
Less: valuation allowance	(13,029,380)	(11,986,228)
Net deferred income tax asset	-	-

The Company’s subsidiaries operate in Canada and are therefore subject to the Canadian tax laws and regulations. The Canadian combined federal and provincial statutory income tax rate is 31% (2010: 31%).  The Company has net operating loss carry-forwards, including from its Canadian subsidiaries, which are available to offset future taxable income.

The Company does not have an accrual for uncertain tax positions as of December 31, 2011 and 2010.

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

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

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

Stock Plan Curtailment/Modification in 2007

On June 11, 2007, the Company modified its 2005 Stock Option Plans to amend certain rights and obligations of the stock options plans. In accordance with FASB ASC 718 (SFAS 123R), the Company has accounted for these changes as a Plan Curtailment/Modification. To implement the change from an accounting standpoint, the Company is deemed to have effectively repurchased the original award and issued a new award at the time of the Plan Curtailment/Modification. Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. The modifications to the plan included amongst other things and allowed the following:

•	Right to exercise – the option holder now has the right to exercise the option after vesting (no longer dependent on a triggering event).
•	Stock-split – the options will now be automatically adjusted to reflect the impact of a stock-split or stock-consolidation.
•	Upon termination, the holder has 90 days to make a decision to either exercise or forfeit any vested options; previously there was no timeline.
•	First right of refusal (terminated employees) – The Company has the first right of refusal to buy back the shares of any terminated employees, executed at fair value.
•	First right of refusal (share transfers) – The Company has the first right of refusal to buy back the shares of any proposed share transfers, executed at fair value.

In December 2009, the Company undertook a re-pricing of stock options outstanding under the 2005 Employee option plan, the 2008 Employee stock option plan and with non-plan options, whether vested or unvested to the

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

11.  Stock option plans, (continued)

lessor of (i) $0.75 per option and (ii) the current conversion price, provided the optionee had a continuing involvement with the Company at the time of the re-pricing. An amount of 2,208,750 options were re-priced from the various Stock Option Plans under this re-pricing.

In April 2009, the Company issued 2,285,000 of stock options with a strike price of $0.75 per share.

In October 2009, the Company granted 1,825,000 stock options at a strike price of $0.10 per common share to management and advisors with vesting over key future performance milestones.

In December 2009, the Company undertook a re-pricing of stock options outstanding under the 2005 Employee option plan, the 2008 Employee stock option plan and with non-plan options, whether vested or unvested to the lessor of (i) $0.25 per option  and (ii) the current conversion price, provided the optionee had a continuing involvement with the Company at the time of the re-pricing. An amount of 4,091,500 options were re-priced from the various Stock Option Plans under this re-pricing.

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

The Company has recorded stock based compensation expense, relating to the stock options and restricted stock awards, of $655,525, $530,863, and $28,207,134 for the years ended December 31, 2011 and 2010 and for the period from December 7, 2005 (inception) to December 31, 2011 respectively.

(A)  Consolidated Schedule of Stock Option Plans

A summary of the Company’s stock options from December 7, 2005 (inception) to December 31, 2011 is presented below:

	Shares under option	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value

Outstanding at December 7, 2005 (inception)
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Outstanding at December 31, 2005	-	$-	-	$-

Granted	2,443,750	$0.66	4.20	$0.17
Exercised	(85,000)	$0.50	-	$-
Forfeited	(187,500)	$0.97	-	$0.25
Outstanding at December 31, 2006	2,171,250	$0.64	4.20	$0.17
Exercisable at December 31, 2006	-	$-	-	$-

Granted - plan modification	4,230,000	$0.33	3.15	$4.61

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

Exchanged - plan modification	(2,171,250)	$0.64	-		$0.17
Granted	822,500	$2.74	4.53		$1.02
Exercised	-	$-	-		$-
Forfeited	(125,000)	$1.96	-		$0.51
Outstanding at December 31, 2007	4,927,500	$0.69	3.36		$4.09
Exercisable at December 31, 2007	3,572,250	$0.36	3.14		$4.54

Granted	2,760,250	$5.69	6.19		$1.65
Exercised	(20,000)	$1.00	-		$-
Forfeited	(349,000)	$1.98	-		$0.19
Outstanding at December 31, 2008	7,318,750	$2.53	4.60		$3.43
Exercisable at December 31, 2008	4,499,873	$0.51	1.88		$4.23

Granted	4,755,000	$0.25	9.48		$0.10
Exercised	-	$-	-		$-
Cancelled	(1,185,000)	$0.25	-		$1.04
Forfeited	(1,485,750)	$0.24	-		$1.94
Outstanding at December 31, 2009	9,403,000	$0.25	5.20		$2.18
Exercisable at December 31, 2009	6,144,331	$0.25	5.00		$2.54

Outstanding at December 31, 2009 (post conversion)	9,004,977	$0.26	5.20		$2.18
Exercisable at December 31, 2009 (post conversion)	5,884,246	$0.26	5.00		$2.54

Granted	5,871,025	$0.27	9.23		$0.07
Exercised	-	$-	-		$-
Cancelled	(3,607,784)	$0.26	-	$

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

Forfeited	-		$-	$
Outstanding at December 31, 2010	11,268,218	$0.27	5.80		$1.67
Exercisable at December 31, 2010	9,168,806	$0.27	5.02		$1.86

Granted	15,043,068	$0.13	9.24		$0.03
Exercised	-	$-	-		$-
Cancelled	(550,000)	$0.38	8.83		$0.07
Forfeited	(4,595,000)	$0.24	8.33		$0.06
Outstanding at December 31, 2011	16,216,286	$0.11	7.25		$1.15
Exercisable at December 31, 2011	15,506,286	$0.11	7.15		$1.20

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

12.  Financial instruments

The Company, as part of its operations, carries a number of financial instruments. The Company is not exposed to significant interest, credit or currency risks arising from these financial instruments except as otherwise disclosed.

The Company’s financial instruments, including cash, accounts payable and accrued liabilities, notes payable and loans payable to controlling stockholder are carried at values that approximate their fair values due to their relatively short maturity periods.

13. Subsequent events

On March 13, 2012, the Company divested its subsidiary AIS pursuant to a Stock Transfer Agreement (the “STA”) with Rocmar Farms Limited (“Rocmar”).  The STA provided for the Company’s delivery of all of its AIS shares to Rocmar in exchange for Rocmar’s delivery of a promissory note payable to the Company in the amount of $100,000.  The STA also provided that the Company agreed to be responsible for certain liabilities (approximately $3,130,000 of notes and loans payable, including approximately $1,976,000 due to the controlling stockholder of the Company, and approximately $2,004,000 of accrued compensation) of AIS.  The Company expects to recognize a gain from this disposition of AIS in the three months ended March 31, 2012.

On April 5, 2012, the Company increased its authorized shares of common stock, $0.001 par value, from 300,000,000 shares to 750,000,000 shares.

On April 19, 2012, the Company entered into a Letter of Intent with Kool Telecom Ltd. (“Kool”).  Pursuant to the Letter of Intent, the Company and Kool are to negotiate a share exchange agreement whereby the Company will acquire 100% of the shares of Kool for a certain number of shares of the Company’s common stock.  The Letter of Intent may be terminated at the earlier of (a) mutual written consent of both the Company and Kool or (b) July 19, 2012.

On April 20, 2012, the Company received proceeds of $70,000 from the issuance of a $70,000 convertible promissory note to Dynamic, the Company’s controlling stockholder.  The note bears interest at 5%, is due April 20, 2013, and is convertible into Company common stock at a variable conversion price equal to 80% of the market price (as defined) for the ten trading days prior to the conversion date.

From January 1, 2012 to May 9, 2012, the Company issued a total of 300,512,263 shares of its common stock to three convertible note holders in satisfaction of debt totaling approximately $430,000.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management,  we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011. Based on this evaluation, our management has concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States' generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting as of December 31, 2011. Based on this assessment, Management concluded that the Company’s internal controls were not effective and contain some deficiencies, in part as a result of the  weaknesses as discussed below.

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

Management’s Discussion of Weakness

Management of the Company takes very seriously the strength and reliability of the of the internal control environment for the Company. During 2012, the Company intends to undertake steps necessary to improve the control environment that include:

(1)	Strengthening the effectiveness of corporate governance by hiring a new CFO.

(2)	Assigning additional members of the Management team to assist in preparing and reviewing the ongoing financial reporting process.

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

The following table sets forth, as of December 31, 2011, the names and ages of all of our directors and executive officers; and all positions and offices held.  The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

David Haines	50	President, Chief Executive Officer and Chief Financial Officer

James Beatty	66	Director

Charles Mawby	51	Former Senior Vice President, Marketing (5)

Stephen C. Johnston	48	Former President, Chief Executive Officer, Chief Financial Officer, Chairman and Director. (1)

Jeff Robinson	44	Former Director (2)

David Greenberg	52	Former Director (3)

Steven Frankel	68	Former Director (4)

(1)	Resigned from his position as Director and Chairman on September 16, 2011 and from his positions as President, Chief Executive Officer and Chief Financial Officer on September 23, 2011.
(2)	Resigned on April 20, 2012.
(3)	Resigned on March 15, 2012.
(4)	Resigned on March 15, 2012
(5)	Employment ended on October 14, 2011.

Family Relationships

There are no family relationships between any of the Company’s directors or officers.

Business Experience

The following summarizes the occupation and business experience of our officers and directors:

David Haines, President, Chief Executive Officer and Chief Financial Officer

Mr. Haines has extensive experience in the technology sector, as a Principle at Perc Technical Services Inc. and as a senior Sales and Marketing executive for several technology firms including Geac Canada Ltd., EDM Canada Ltd and Teletech Holdings, Inc. He has served as Vice President of Strategic Alliances for Jato Communications Inc. where he was responsible for strategic equity and partnerships, as General Manager of Colocation Services Development for 360 Networks Inc., and as Vice President Corporate Development for Allied Riser Corporation where he provided strategic advisory services in relation to divestitures and corporate restructuring strategies

James Beatty, Director

James is the President and founder of Trinity Corporation, an independent merchant bank located in Toronto focused on providing growth capital to small and medium-sized companies that has completed over 150 deals valued at almost $1 billion since 1982.

With over thirty years' experience in the investment industry, James has served in top-level positions on more than 30 company boards in Canada and the United States. He has customarily chaired the Audit Committee or Compensation Committee, and he presently sits on three company boards.

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

Stephen Johnston, Former President, Chief Executive Officer, Chief Financial Officer and Director

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

Steven Frankel, Former Director

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

Dr. David Greenberg, Former Director

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

Jeff Robinson, Former Director

Jeff Robinson, 48 was raised and educated in Toronto where he attended York University studying economics. After University, Jeff spent three decades in capital markets, during the final eight years of which he specialized in the Internet sector. Jeff’s wide experience in that period included working as a Vice-President of Yorkton Securities Inc. from 1990 – 1993, a retail and institutional broker from 1994 – 1996 with Marleau, Lemire Securities Inc., and worked in a variety of key trading positions from 1997 to 2006 with Whitehall Securities. In 2004, Jeff established a web development company that serviced leading international clients. The company operated from offices in Eastern Europe, Canada and the US. In 2010, Jeff relocated to Barcelona, Spain, to work with the emerging European Internet start-up business community where he quickly became a key player. Jeff currently serves as the Founder and Chairman of BirthdaySlam Inc. and acts as an advisor and mentor to MBA students of the IESE Business School. Jeff is currently working on his first book, which is scheduled for publication in the summer of 2012.

Item 11.	Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2011. The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the year ended December 31, 2011, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Stephen C. Johnston, President, Former Chief Executive Officer, Chief Financial Officer	2011	225,000	180,000	0	6,300,000
	2010	342,712	$200,000	0	$48,750	0	0	0	$591,462

David Haines, President, Chief Executive Officer and Chief Financial Officer (1)	2011	108,000	27,000	0	400,000	0	0	0	135,000
	2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

(1)	The compensation amounts include amounts accrued but not necessarily paid during the year. The amount actually paid for the year to Stephen Johnston was $74,300.

Option Grants Table. There were 6,700,000 individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through December 31, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2011, by the executive officers named in the Summary Compensation Table.

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

Employment Contracts

On September 23, 2011 Mr. Stephen Johnston resigned as President, Chief Executive Officer and Chief Financial Officer.

On September 23, 2011 the Company appointed David Haines as Interim President, Chief Executive Officer and Chief Financial Officer.

Stock Option Grants

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

Stock Option Exercised

There were no stock options exercised on common shares in fiscal year 2011, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.

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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of May 8, 2012, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

The address of each owner who is an officer or director is c/o the Company at 2711 Centerville Rd. Wilmington, Delaware, 19808.

Title of Class	Name of Beneficial Owner (1)	Number of shares	Percent of Class (2)
Common	Dynamic Intelligence Inc.	27,044,620	5.79%

Common	David Haines	0	0%

Common	James Beatty	0	0%

Common	Stephen C. Johnston (3)	250,000	<1%

Common	Jeff Robinson (4)	0	0%

Common	David Greenberg (5)	0	0%

Common	Steven Frankel (6)	0	0%

Common	All Executive Officers and Directors (2 Persons)	0	0%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(2)	Based on 466,779,218.00 common shares issued and outstanding as of May 8, 2012.
(3)	Resigned from his position as Director and Chairman on September 16, 2011 and from his positions as President, Chief Executive Officer and Chief Financial Officer on September 23, 2011.
(4)	Resigned on April 20, 2012.
(5)	Resigned on March 15, 2012.
(6)	Resigned on March 15, 2012.

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

Series B Preferred Stock.  Each Series B Preferred Stock entitles the holder to 400 votes on all matters submitted to a vote of stockholders of the Company.  The holders of Series B Preferred shares are not convertible into common shares and are not entitled to receive dividends.  The holders of Series B Preferred shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of common stock or any series of preferred stock that is not expressly senior to or Pari-Passu with the Series B Preferred Share, by reason thereof, an amount per share equal to $0.001 per share, as adjusted for stock splits, stock dividends and reclassifications.  The Series B Preferred Shares holders upon notice to the Company may have their shares redeemed subject to certain notice provisions (as described in the certificate of designation) at a redemption price of $0.001 per shares. Currently there are 2,329,905 Series B Preferred shares issued and outstanding.

 (c) Options.   In connection with the Exchange Agreement, the Company has adopted the Stock Option Plan of AISystems.  Each common share of AISystems underlying the options shall be exercisable into shares of the Company’s common stock at a rate of .95767068 shares of the Company’s common stock for each share of AISystems.

AISystems has issued stock options to employees, consultants and advisors under two Stock Option Plans, (i) The 2005 Stock Option Plan and (ii) The 2008 Stock Option Plan. AISystems has also issued Non-Plan stock options to certain consultants and advisors. AISystems' 2005 Stock Option Plan, dated December 8, 2005 (as amended from time to time) has reserved 6,000,000 Common Shares for issuance and AISystems' 2008 Stock Option Plan, dated May 30, 2008, has reserved 5,000,000 Common Shares for issuance. Additionally, AISystems has reserved 841,500 Common Shares for outstanding non-plan stock options.  Options are granted with terms not to exceed five years under the 2005 Plan and 10 years under the 2008 Plan.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted-average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,268,218	$0.27	6,832,246
Equity compensation plans not approved by security holders
Total	11,268,218	$0.27	6,832,246

Item 13.	Certain Relationships and Related Transactions and Director Independence

To the Company’s knowledge, no director, officer or employee of the Company and no entity that is an affiliate or associate of one or more of such individuals (within the meaning of applicable securities legislation):

(1)
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

(2)	has any cause of action or other claim whatsoever against the Company in connection with the Company’s business.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our independent auditors, Meyers Norris Penny LLP and Michael T. Studer CPA P.C. respectively for professional services rendered for the audit of our annual financial statements included for the years ended December 31, 2010 and 2011 were $45,000 and $35,000, respectively.

Audit-Related Fees

For the years ended December 31, 2011 and 2011, there were no fees billed for assurance and related services by our Auditor relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the years ended December 31, 2011 and 2010, tax fees billed by our Auditor are $0 and $0, respectively.

All Other Fees

None

The Board of Directors has considered the nature and amount of fees billed by our Auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Meyers Norris Penny LLP  independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)   Exhibits

Exhibit Number		Description
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	*	Certification of principal executive officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of principal financial officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Schema
101.CAL	+	XBRL Taxonomy Calculation Linkbase
101.DEF	+	XBRL Taxonomy Definition Linkbase
101.LAB	+	XBRL Taxonomy Label Linkbase
101.PRE	+	XBRL Taxonomy Presentation Linkbase

* Furnished herewith.
+ XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf  by the undersigned, thereunto duly authorized.

AISYSTEMS INC.

Date: May 17, 2012	By:	/s/ David Haines
David Haines
Chief Executive Officer Chief Financial Officer