Form 10-K/A
period 2011-12-31
AISystems, Inc.
filed 2012-05-18
CIK 1328769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐  No☒

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

Documents Incorporated By Reference –None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was originally filed on May 17, 2012 (the “Original Filing”), of AISystems, Inc.  (the “Company”).  The Company is filing this Amendment in order to include the Company’s auditor consent opinion that was inadvertently excluded from the Original Filing.

In addition, attached as Exhibits 31.1 and 32.1 hereto are updated certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other amendments have been made to the Original Filing. This Amendment does not reflect events after the filing of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AISystems, Inc.

I have audited the accompanying consolidated balance sheets of AISystems, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, statements of stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.  The consolidated financial statements of AISystems, Inc. as of December 31, 2010, were audited by another auditor whose report dated April 14, 2011 expressed an unqualified opinion on those statements.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AISystems, Inc. and subsidiaries as of December 31, 2011 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s present financial condition raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
May 16, 2012

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

AISYSTEMS INC.

Date: May 18, 2012	By:	/s/ David Haines
David Haines
Chief Executive Officer Chief Financial Officer