Form 10-Q
period 2012-03-31
AISystems, Inc.
filed 2012-05-21
CIK 1328769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 21, 2012, there were 553,700,367 common shares, $0.001 par value per share, issued and outstanding.

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 and the three months ended March 31, 2012 and 2011	4

	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the period from December 7, 2005 (inception) to March 31, 2012	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and the period from December 7, 2005 (inception) to March 31, 2012	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II.	Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21
SIGNATURES

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to AISystems, Inc. and its subsidiaries. “SEC” refers to the Securities and Exchange Commission.

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements.

AISYSTEMS, INC. ( A development stage company)
CONSOLIDATED BALANCE SHEETS
 (Expressed in US Dollars)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets
Cash	$-	$1,822
Restricted cash	-	507
Prepaid expenses and other current assets	-	22,626
Total Current Assets	-	24,955
Property and equipment, net	-	10,000
Total Assets	$-	$34,955

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$4,100,108	$7,015,226
Notes payable, less unamortized debt discounts of $0 and $125,072, respectively	2,854,822	4,188,313
Note payable due to purchaser of Airline Intelligence Systems, Inc.	100,000	-
Loans payable to controlling stockholder	1,032,774	1,032,774
Total Current Liabilities	8,087,704	12,236,313
Long term portion of note payable	105,000	105,000
Total Liabilities	8,192,704	12,341,313

Stockholders' Deficiency
Preferred shares, $0.001 par value (Authorized 20,000,000):
Series B (Designated: 2,400,000): Issued 2,329,905	2,330	2,330
Series C (Designated: 1): Issued March 31, 2012: 1 and December 31, 2011: 1	-	-
Common shares, $0.001 par value (Authorized: 300,000,000) Issued: March 31, 2012:
263,779,942 and December 31 2011: 166,266,955	263,780	166,267
Additional paid in capital	59,419,328	59,444,465
Subscription advances (receivables), net	617,701	617,701
Deficit accumulated during the development stage	(68,495,843)	(72,537,121)
Total Stockholders' Deficiency	(8,192,704)	(12,306,358)
Total Liabilities and Stockholders' Deficiency	$-	$34,955

 See notes to consolidated financial statements.

AISYSTEMS, INC. ( A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US Dollars)
(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Revenues	$-	$-

Expenses:
Stock-based compensation	-	226,075
Other general and administrative	100,971	150,000
Interest expense (including accretion of debt discounts of $125,072 and $0, respectively)	222,971	151,831
Total Expenses	323,942	527,906

Loss from continuing operations	(323,942)	(527,906)

Discontinued Operations:
Gain on divestiture of Airline Intelligence Systems Inc. ("AIS")	4,387,414	-
Loss from operations of AIS	(22,194)	(1,081,890)
Net	4,365,220	(1,081,890)
Net income (loss)	$4,041,278	$(1,609,796)

Net income (loss) per share attributable to common stockholders
Loss from continuing operations	$(0.00)	$(0.00)
Income (loss) from discontinued operations	0.02	0.01
Net income (loss)	$0.02	$(0.01)

Number of weighted average common shares outstanding basic and diluted	201,121,924	151,120,449

 See notes to consolidated financial statements.

AISYSTEMS, INC. ( A development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
For the Three Months Ended March 31, 2012
(Expressed in US Dollars)
(Unaudited)
	Series B Preferred Stock, $0.001 par		Series C Preferred Stock, $0.001 par		Common Stock, $0.001 par		Additional Paid in Capital	Subscription Advances (Receivables)	Deficit accumulated during the development stage	Total
	Shares	Par	Shares	Par	Shares	Par
Balance at December 31, 2011	2,329,905	$2,330	1	$-	166,266,955	$166,267	$59,444,465	$617,701	$(72,537,121)	(12,306,358)
Shares issued for $0.000715 during the period from debt conversion	-	-	-	-	8,041,959	8,042	(2,292)	-	-	5,750
Shares issued for $0.000522 during the period from debt conversion	-	-	-	-	8,041,959	8,042	(3,866)	-	-	4,176
Shares issued for $0.000684 during the period from debt conversion	-	-	-	-	8,000,000	8,000	(2,528)	-	-	5,472
Shares issued for $0.000638 during the period from debt conversion	-	-	-	-	9,247,649	9,248	(3,348)	-	-	5,900
Shares issued for $0.000677 during the period from debt conversion	-	-	-	-	9,497,785	9,498	(3,068)	-	-	6,430
Shares issued for $0.000735 during the period from debt conversion	-	-	-	-	9,455,783	9,456	(2,506)	-	-	6,950
Shares issued for $0.000580 during the period from debt conversion	-	-	-	-	9,482,758	9,483	(3,983)	-	-	5,500
Shares issued for $0.000638 during the period from debt conversion	-	-	-	-	11,363,637	11,364	(4,114)	-	-	7,250
Shares issued for $0.000677 during the period from debt conversion	-	-	-	-	11,890,695	11,891	(3,841)	-	-	8,050
Shares issued for $0.001353 during the period from debt conversion	-	-	-	-	12,490,762	12,491	4,409	-	-	16,900
Net Income	-	-	-	-	-	-	-	-	4,041,278	4,041,278
Balance at March 31, 2012	2,329,905	$2,330	1	$-	263,779,942	$263,780	$59,419,328	$617,701	$(68,495,843)	$(8,192,704)

 See notes to consolidated financial statements.

AISYSTEMS, INC. ( A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Expressed in US Dollars)
(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Cash flows from operating activities;
Net income (loss)	$4,041,278	$(1,609,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on divestiture of Airline Intelligence Systems, Inc.	(4,387,414)	-
Depreciation and amortization	-	26,797
Accretion of debt discounts on notes	125,072	-
Stock-based compensation	-	226,075
Shares issued for services to be received		370,500
Conversion of debt for issuance of stock	-	(494,000)
Deferred lease obligation	-	(9,527)
Interest expense on loan payable to controlling shareholder	-	9,725

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(12,878)
Accounts payable and accrued liabilities	218,735	438,667
Net cash used in operating activities	(2,329)	(1,054,437)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from shares issued and subscription advances	-	1,062,348
Proceeds from (repayment of) notes payable to stockholders	-	52,599
Net cash provided by financing activities	-	1,114,947

Net increase (decrease) in cash	(2,329)	60,510
Cash, beginning of period	2,329	11,461
Cash end of period	$-	$71,971

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Conversion of debt into common stock	$72,376	$-

See notes to consolidated financial statements.

AISYSTEMS, INC. (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period ended March 31, 2012

1.	Organization

AISystems, Inc. (the “Company”) was incorporated in Nevada on February 22, 2005 under the name Wolf Resources Inc.  On March 19, 2010, the Company acquired Airline Intelligence Systems Inc.  (“AIS”), a development stage company based in the state of Washington which focused on software development for the airline industry.

On September 7, 2011, Dynamic Intelligence Inc. (“Dynamic”) provided the Company with a Notice of Non-Renewal, pursuant to an Intellectual Property Agreement (the “Agreement”) entered into by the parties on December 9, 2005.  Due to Dynamic’s Notice of Non-Renewal, the Agreement ceased on December 9, 2011.

On March 13, 2012, the Company divested AIS pursuant to a Stock Transfer Agreement (the “STA”) with Rocmar Farms Limited (“Rocmar”).  Accordingly, the operations of AIS for the periods presented have been reported as discontinued operations.  See Note 8, “Discontinued Operations”.

2.	Going concern and management’s plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern. The Company has incurred significant losses since its inception. The Company has funded these losses through the sale of equity securities, the issuance of debt and from credit granted by vendors. The Company is also in arrears to certain vendors and in default under certain agreements which may have a material adverse effect.

At March 31, 2012, the Company had no cash and negative working capital of 8,087,704.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  There can be no assurance that the Company will have adequate capital resources to fund operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company.

These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.	Interim Financial Statements

These unaudited interim financial statements are as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position of the Company as at March 31, 2012, and the results of its operations and its cash flows for the three month periods ended March 31, 2012 and 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited and certain information and footnote data necessary for fair presentation of financial position and results of operations in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore it is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto, included in a Form 10-K filed May 17, 2012. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2012. The balance sheet as at December 31, 2011 has been derived from the audited financial statements at that date.

4.	Notes Payable

Notes Payable consisted of:

AISystems, Inc.:

	March 31, 2012	December 31, 2011
Convertible promissory note due to accredited investor entity, interest rate of 10% per annum, is due on March 5, 2012 and is convertible in whole or in part into Company common stock at a Variable Conversion price equal to 58% of the market price (defined as the average of the lowest three closing prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. Reflected net of unamortized debt discount related to beneficial conversion feature aggregating $0 and $96,470, respectively, past due and in default.	$273,416	$345,792

Convertible promissory note due to accredited investor entity, interest at a rate of 10% per annum (22% default rate), is due on March 5, 2012 and is convertible in whole or in part into Company common stock at a Variable Conversion price equal to 58% of the market price (defined as the average of the lowest three closing prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.  Reflected net of unamortized debt discount related to beneficial conversion feature aggregating $0 and $28,602, respectively, past due and in default.
	121,398	121,398

Promissory notes issued between October 2008 and September 2011 due to various investors, interest ranging from 5% to 8% per annum (default rate ranging from 12% to 22%), maturity dates ranging from August 2009 to September 2010, past due and in default (including $1,200,000 payable to Dynamic, the Company’s controlling stockholder.	2,334,936	3,596,051

Total	$2,854,822	$4,188,313

5.	Stockholders’ Deficiency

The authorized capital of the Company consisted of: (i) 300,000,000 common shares (as amended on March 25, 2010), 263,779,942 shares of which were issued and outstanding at March 31, 2012 and (ii) 20,000,000 shares of preferred stock of the Company, of which 2,400,000 shares have been designated as Series B Preferred Stock (“Series B Preferred”), with 2,329,905 issued at March 31, 2012 and 1 share has been designated as Series C Preferred Stock (“Series C Preferred”), with 1 share issued at March 31, 2012.

Each share of Series B Preferred Stock entitled the holder to 400 votes on all matters submitted to a vote of stockholders of the Company.  The holders of Series B Preferred shares are not convertible into common shares and are not entitled to receive dividends.  The holders of Series B Preferred shares are entitled to receive prior and in preference to any distribution of any assets of the Company to the holders of common stock or any series of preferred stock that is not expressly senior to or pari-passu with the Series B Preferred Share, by reason thereof, an amount per share equal to $0.001 per share, as adjusted for stock splits, stock dividends and reclassifications.  The Series B Preferred Shares holders upon notice to the Company may have their shares redeemed subject to certain notice provisions (as described in the certificate of designation) at a redemption price of $0.001 per share.  At March 31, 2012, the outstanding Series B Preferred Stock had a total of 931,962,000 voting rights.

Series C Preferred Stockholders are entitled to 3 times Y votes (3xY) where Y equals the sum of all shares issued at the time of voting.  The Series C Preferred Stock is redeemable at the option of the Preferred Stockholders at a price of $0.001 per share.  At March 31, 2012, the outstanding Series C Preferred Stock had a total of 791,339,826 voting rights.

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

Subscription advances (receivables), net, consists of:
	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Subscription receivables at $0.10 per share	$(85,858)	$(85,858)
Subscription receivables at $0.16 per share	(15,676)	(15,676)
Subscription receivables at $0.20 per share	(40,000)	(40,000)
Total subscription receivables	(141,534)	(141,534)
Subscription advances without issuance of common stock
(6,530,408 total shares committed to be issued at December 31, 2011)	759,235	759,235
Net	$617,701	$617,701

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

6.	Income Taxes

The company has made no provisions for income taxes since inception and for the periods presented as the Company has had no taxable income (after the utilization of available loss carry forwards).

The future benefit of net operating loss carry forwards to the Company may be limited on an annual basis and in total by Section 382 of the United States Internal Revenue Code as a result of prior ownership changes and depending on future ownership changes.

7.	Stock Option Plans

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

(A) Consolidated Schedule of Stock Option Plans

A summary of the Company’s stock options from December 31, 2011 to March 31, 2012 is presented below:

	Shares under option	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	16,216,286	$0.11	7.73	$1.15
Exercisable at December 31, 2011	15,506,286	$0.11	7.82	$1.20

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Cancelled / Forfeited	(13,043,068)	$0.12	8.99	$0.03

Outstanding at March 31, 2012	3,173,218	$0.07	1.28	$5.95
Exercisable at March 31, 2012	9,317,976	$0.07	1.28	$5.95

8.	Discontinued Operations

On March 13, 2012, the Company divested its subsidiary AIS pursuant to a Stock Transfer Agreement (the “STA”) with Rocmar Farms Limited (“Rocmar”).  The STA provided for the Company’s delivery of all of its AIS shares to Rocmar in exchange for the Company’s delivery of a promissory note payable to Rocmar in the amount of $100,000.  The STA also provided that the Company agreed to be responsible for certain liabilities (approximately $3,130,000 of notes and loans payable, including approximately $1,976,000 due to the controlling stockholder of the Company, and approximately $2,004,000 of accrued compensation) of AIS.

The gain on divestiture of AIS was calculated as follows;

Fair value of promissory note payable to Rocmar on March 13, 2012	$(100,000)
Assets (liabilities) of AIS at March 13, 2012:
Cash	2,329
Prepaid expenses and other current assets	22,626
Property and equipment, net	10,000
Accounts payable and accrued liabilities	(3,141,254)
Notes payable	(1,381,115)
Net	(4,487,414)
Gain on divestiture of AIS	$4,387,414

The loss from operations of AIS consisted of:

	Three months Ended March 31,
	2012	2011
Revenue:	$-	$-

Expenses:
Salaries and benefits	-	506,548
Outside services	-	335,673
Other general and administrative expenses	-	140,653
Interest expense	22,194	53,346
Other expense	-	45,670

Total expenses	-	1,081,890

Loss from operations of AIS	$(22,194)	$(1,081,890)

9.	Subsequent Events

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

From April 1, 2012 to May 17, 2012, the Company issued a total of  289,920,425 shares of its common stock to three convertible note holders in satisfaction of debt totaling approximately $437,890.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011 and the Company’s Amended Annual Report on form 10-K/A for the year ended December 13, 2011, filed with the SEC on May 18, 2012.

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

Divestment of AIS Subsidiary

On March 13, 2012, the Company divested its subsidiary AIS pursuant to a Stock Transfer Agreement (the “STA”) with Rocmar Farms Limited (“Rocmar”).  The STA provided for the Company’s delivery of all of its AIS shares to Rocmar in exchange for the Company’s delivery of a promissory note payable to Rocmar in the amount of $100,000.  The STA also provided that the Company agreed to be responsible for certain liabilities (approximately $3,130,000 of notes and loans payable, including approximately $1,976,000 due to the controlling stockholder of the Company, and approximately $2,004,000 of accrued compensation) of AIS.

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

Appointment of James Beatty

On April 20, 2012, the Board of Directors of the Company appointed James Beatty to serve on the Company’s Board of Directors.

Business background

The Company held a licensing right to develop and market a proprietary business platform for the airline industry and is in the process of building a software program while simultaneously creating an infrastructure for sustainable growth prepared to enter the commercial stage of its business life cycle.

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

Operating Expenses

As is reflected in the Cash Flow Analysis in the Financial Statements, operating expenses were significantly reduced in 2011, and further reduced in the 1stquarter of 2012.  The Company focused on identifying new business opportunities while incurring as little expense as possible during this period, reducing staff as far as possible and removing as many operating costs as could be identified, in order to control additional indebtedness as much as possible.

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

Equity Issuances in 2012

During the quarterended March31, 2012, the Company issued 97,512,987  common shares for debt conversions totaling $72,378.00.

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

The Company was unable to fully commercialize its technologies and consequently has incurred significant losses since its inception.  The Company has executed a Letter of Intent with Kool Telecom Ltd. and we expect that this will represent our future business activities if the merger is successful.

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

As of March31, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company‘s, or its wholly-owned subsidiary‘s income tax returns for the years ended December 31, 2011, 2010, 2009 and 2008.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2012, we carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that considering the reduced size of the Company, that our disclosure controls and procedures are working effectively to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
Exhibit Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed or furnished herewith.
In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AI SYSTEMS INC.

Date: May 21, 2012	By:	/s/ David Haines
David Haines
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)